Form 10-Q
period 1996-06-30
DONNA KARAN INTERNATIONAL INC
filed 1996-08-13
CIK 1012369

================================================================================

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-Q

                            -----------------------



   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number 1-11805


                       -------------------------------------

                         DONNA KARAN INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)



                Delaware                                 13-3882426
       (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification Number)

                  550 Seventh Avenue, New York, New York 10018
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 789-1500
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                    (Former name, former address and former
                   fiscal year, if changed since last report)

                            -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES [ ]        NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
                 Class                             Outstanding as
                 -----
    Common Stock, par value $.01*                 of August 1, 1996
                                                  -----------------
                                                      21,468,034

* Does not include 18 shares of Class A Common Stock, par value $.01 per share, or two shares of Class B Common Stock, par value
   $.01 per share, outstanding as of such date.

                         DONNA KARAN INTERNATIONAL INC.
                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION

  Item 1.    Financial Statements (Unaudited)
                                                                                                                                PAGE

                                                                                                                                ----

    Predecessor Combined Statements of Operations for the
     three months and six months ended July 2, 1995 and June 30, 1996........................................................      3


    Predecessor Combined Balance Sheets as of December 31, 1995 and June 30, 1996............................................      4


    Predecessor Combined Statements of Cash Flows for the
     six months ended July 2, 1995 and June 30, 1996..........................................................................     5


    Notes to Predecessor Combined Financial Statements.......................................................................      6


  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................................................................     13


PART II. OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K................................................................................     18






                         DONNA KARAN INTERNATIONAL INC.

                 PREDECESSOR COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            ------------------           ----------------
                                                            JULY 2,     JUNE 30,        JULY 2,    JUNE 30,
                                                             1995        1996            1995       1996
                                                             ----        ----            ----       ----
                                                                           (IN THOUSANDS)

      Net revenues....................................     $102,731      $117,641     $ 223,424    $ 277,226

      Cost of sales...................................       71,619        80,496       148,109      187,220

      Gross profit....................................       31,112        37,145        75,315       90,006

      Selling, general and administrative expenses....       31,659        38,032        64,700       77,443

      Operating income (loss).........................         (547)         (887)       10,615       12,563

      Other income (expense):
        Equity in earnings of affiliate...............        1,391           621         1,391        1,609
        Interest expense, net.........................       (2,217)       (2,249)       (3,918)      (4,296)
        Interest expense on distribution notes........          --         (1,882)          --        (1,882)
        Gain on sale of interest in affiliates........          --           --          18,673          --

      Income (loss) before income taxes...............       (1,373)       (4,397)       26,761        7,994

      Provision (benefit) for income taxes............          (48)         (245)        1,360          445

      Net income (loss)...............................    $  (1,325)     $ (4,152)     $ 25,401      $ 7,549
                                                          =========      =========     ========      =======

      PRO FORMA

      Historical income (loss) before income taxes....    $  (1,373)     $ (4,397)     $ 26,761      $ 7,994

      Pro forma adjustments other than income taxes...          110        (1,706)       21,048         (249)

      Pro forma income (loss) before income taxes.....       (1,483)       (2,691)        5,713        8,243

      Pro forma provision (benefit) for income taxes..         (630)       (1,144)        2,478        3,578

      Pro forma net income (loss).....................  $      (853)  $    (1,547)  $     3,235  $     4,665
                                                         ===========   ===========   ===========  ===========

      Pro forma per share information.................  $     ( .12)  $      (.17)  $       .08  $       .15
                                                         ===========   ===========   ===========  ===========

      Pro forma common shares outstanding.............   15,947,971    15,947,971    15,947,971   15,947,971
                                                         ===========   ===========   ===========  ===========




            See notes to predecessor combined financial statements.



                         DONNA KARAN INTERNATIONAL INC.

                      PREDECESSOR COMBINED BALANCE SHEETS


                                                                                             PRO FORMA
                                                             DECEMBER 31,      JUNE 30,       JUNE 30,
                                                                 1995            1996           1996
                                                                 ----            ----           ----
                                                               (AUDITED)     (UNAUDITED)    (SEE NOTE 5)
                                                                                            (UNAUDITED)

                                                                                 (IN THOUSANDS)

ASSETS

Current assets:
       Cash...................................................   $ 12,153        $  2,738      $ 46,764
       Accounts receivable, net of allowances of
            $22,507 at December 31, 1995 and $22,830 at
            June 30, 1996.....................................     62,231          55,457        55,457
       Inventories............................................     85,655          92,427        92,427
       Prepaid expenses and other current assets..............      9,946          16,141        28,141
                                                                 --------        --------      --------
            Total current assets..............................    169,985         166,763       222,789
       Property and equipment, at cost -net...................     22,505          26,395        26,395
       Deposits and other noncurrent assets...................     11,485          12,949        14,305
                                                                 --------        --------      --------

                                                                 $203,975       $ 206,107     $ 263,489
                                                                 ========       =========     =========



      LIABILITIES AND STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL (DEFICIT)


Current liabilities:
       Accounts payable.......................................   $ 53,825       $ 45,994       $ 45,994
       Accrued expenses and other current liabilities.........     15,766         24,651         23,889
       Current portion of long-term debt......................      7,759          7,771            271
       Distribution notes payable.............................         --        114,484             --
                                                                  -------       --------       --------
            Total current liabilities.........................     77,350        192,900         70,154
       Long-term debt.........................................     45,779         64,705            180
       Stockholders' equity and partners' capital (deficit):
            Common stock of Intermediate Entities.............      1,146          1,146            215
            Additional paid in capital........................         --             --        193,003
            Retained earnings and partners' capital (deficit).     79,748        (52,581)            --
            Cumulative translation adjustment.................        (48)           (63)           (63)
                                                                  -------       --------       --------
            Total stockholders' equity and partners' capital
             (deficit)........................................     80,846        (51,498)       193,155
                                                                  -------       --------       --------
                                                                 $203,975       $206,107       $263,489
                                                                  =======        ========       =======




            See notes to predecessor combined financial statements.



                         DONNA KARAN INTERNATIONAL INC.

                 PREDECESSOR COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                           ----------------
                                                                      JULY 2,           JUNE 30,
                                                                        1995              1996
                                                                        ----              ----

                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net income.....................................................        $ 25,401          $ 7,549
Adjustments to reconcile net cash (used in) provided by
operating activities, as adjusted for effect of sale of Donna
Karan Japan:
   Depreciation and amortization...............................           3,080            4,015
   Provision for bad debts.....................................             295              249
   Equity in earnings of affiliate.............................          (1,391)          (1,609)
   Gain on sale of interests in affiliates.....................         (18,673)              --
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivables..............            (356)           6,525
      (Increase) in inventories................................          (8,504)          (6,787)
      (Increase) in prepaid expenses and other current assets..         (10,118)          (6,197)
      (Increase) in deposits and other noncurrent assets.......            (664)            (998)
      Increase in accounts payable, accrued expenses, and
       other current liabilities...............................           3,480            1,316
                                                                       --------         --------

Net cash (used in) provided by operating activities............          (7,450)           4,063
                                                                       --------         --------

INVESTING ACTIVITIES
Purchase of property and equipment.............................          (3,262)          (6,761)
Net cash from sale of interests in affiliates..................          23,526               --
                                                                         ------           ------

Net cash provided by (used in ) investing activities...........          20,264           (6,761)
                                                                         ------           ------

FINANCING ACTIVITIES
Net increase in borrowing under revolving credit facility......           7,276           22,554
Payments under capital lease...................................            (118)            (127)
Repayments of long-term debt...................................         (10,800)          (3,750)
Distributions to partners......................................          (7,198)         (25,394)
                                                                       --------         --------

Net cash used in financing activities..........................         (10,840)          (6,717)
                                                                       --------         --------

Increase (decrease) in cash....................................           1,974           (9,415)
Cash at beginning of period....................................           3,728           12,153
                                                                       --------         --------

Cash at end of period..........................................        $  5,702         $  2,738
                                                                       ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid..................................................        $  3,282         $  3,667
                                                                       ========         ========

Taxes paid.....................................................        $  1,754         $    434
                                                                       ========         ========




            See notes to predecessor combined financial statements.



                         DONNA KARAN INTERNATIONAL INC.

               NOTES TO PREDECESSOR COMBINED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  The unaudited predecessor combined financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as significant accounting policies followed by the Company, refer to the notes to the Company's audited predecessor combined financial statements.

  In the opinion of management, the unaudited predecessor combined financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three-month and six-month periods ended July 2, 1995 and June 30, 1996 are not necessarily indicative of the operating results to be expected for a full year.

2.  BASIS OF PRESENTATION

  The accompanying predecessor combined financial statements include the operations of The Donna Karan Company, Donna Karan Studio, The Donna Karan Company Store G.P., DK Footwear Partners, Takihyo Fashion Company, L.P., Takihyo Design Company, L.P., TFT Store Company, L.P., TFT Shoe Company, L.P., TFT Japan Company, L.P., and DSTF Japan Company, which are affiliated general and limited partnerships; Gabby Apparel, Inc., Tolara Tetragon Inc., Full Requirements Merchandising, Inc., The Donna Karan Store Corporation, Tomio Tangents, Inc., Formal Reserve Management, Inc., DK Shoe Corp., Tangents Two, Inc., First Run Management, Inc., Gabrielle Japan, Inc., TT DK Japan, Inc., and FM DK Japan, Inc., which are affiliated United States corporations; Donna Karan Canada Inc., Donna Karan (H.K.) Limited and Donna Karan Italy, S.R.L., which are foreign corporations; and, for the period it was a wholly-owned subsidiary (see Note 8), Donna Karan Japan, K.K. ("Donna Karan Japan"), a Japanese joint stock company (together, the "Company"). All companies other than The Donna Karan Company, Donna Karan Studio, The Donna Karan Company Store, G.P., DK Footwear Partners, Donna Karan Canada Inc., Donna Karan (H.K.) Limited, Donna Karan Italy, S.R.L., and Donna Karan Japan are intermediate United States holding companies.

  The predecessor financial statements of these companies are being presented on a combined basis because of their common ownership. The combined financial statements have been prepared as if the entities had operated as a single consolidated group since their respective dates of organization. All significant intercompany balances and transactions have been eliminated.
Because Donna Karan International Inc. will conduct no business operations prior to its acquisition of the companies, the statement of operations for Donna Karan International Inc., is not included herewith. The equity method of accounting is used for Donna Karan Japan during the period when it is 70% owned by a nonaffiliated partner (see Note 8).

3.    DISTRIBUTION NOTES

  On April 16, 1996 the Company issued to its former principals and certain of their affiliates distribution notes totaling $114,484,000 which represented an estimate of the cumulative undistributed taxable income (on which taxes previously have been paid) of the Company since its inception through the anticipated closing date of the initial public offering. The notes bore interest at a rate of 8% per annum, and were repaid with the proceeds of the Company's initial public offering (see note 4).

4.  INITIAL PUBLIC OFFERING

  Effective July 3, 1996, the Company sold 10,750,000 shares of its common stock at $24.00 per share in an initial public offering. Net proceeds of the offering, after deducting underwriting discounts and commissions, aggregated $242.5 million. Proceeds of the offering were used to retire the distribution notes and accrued interest thereon totaling approximately $116.4 million, to repay the Company's term loans and the revolving line of credit which totaled approximately $76.8 million, to pay a certain one-time bonus under an employment agreement which amounted to approximately $5.0 million and to pay a one-time fee under a license agreement which amounted to approximately $5.0 million. The remaining $39.3 million was retained for other general corporate purposes.

                         DONNA KARAN INTERNATIONAL INC.
        NOTES TO PREDECESSOR COMBINED FINANCIAL STATEMENTS - (CONTINUED)


5.    PRO FORMA ADJUSTMENTS (UNAUDITED)

  In connection with the Company's initial public offering of stock (the "Offering"), the former principals of the Company and certain of their affiliates simultaneously contributed to Donna Karan International Inc. all of the outstanding stock of and partnership interests in the entities that comprise the Company, in exchange for common stock (the "Reorganization").

   The following table sets forth for the six-month periods ended June 30, 1996 and July 2, 1995: (a) actual combined statements of income data; (b) pro forma adjustments to reflect the Reorganization, the Offering, certain other adjustments as if they had occurred on January 1, 1996 and January 2, 1995, and adjustments arising from the sale of the Company's 70% interest in the operations of Donna Karan Japan as if it had occurred on January 2, 1995; and
(c) pro forma combined statements of income data.

                                            PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                                                                     SIX MONTHS ENDED JUNE 30, 1996
                                                                                     ------------------------------
                                                                                  ACTUAL         PRO FORMA         PRO FORMA
                                                                                 COMBINED       ADJUSTMENTS        COMBINED
                                                                                 --------       -----------        ---------

                                                                                               (IN THOUSANDS)

 Net revenues                                                                    $277,226                            $277,226
                                                                                 --------                            --------
 Gross profit                                                                      90,006        (7,248)(i)            82,758

 Selling, general and administrative expenses                                      77,443        (1,500)(ii)           75,943
                                                                                 --------                             -------
 Operating income                                                                  12,563                               6,815
 Equity in earnings of affiliate                                                    1,609                               1,609
 Interest expense                                                                  (4,296)        3,475(iii)             (181)
                                                                                                    640(iv)
 Interest expense on distribution notes                                            (1,882)        1,882(v)                  0
                                                                                 --------                             -------
 Income before provision for income taxes                                           7,994                               8,243
 Provision for income taxes                                                           445         3,133(vi)             3,578
                                                                                 --------                             -------
 Net income                                                                      $  7,549                             $ 4,665
                                                                                 ========                             =======

                                                                                      SIX MONTHS ENDED JULY 2, 1995
                                                                                      -----------------------------
                                                                                  ACTUAL         PRO FORMA         PRO FORMA
                                                                                 COMBINED       ADJUSTMENTS        COMBINED
                                                                                 --------       -----------        ---------

                                                                                               (IN THOUSANDS)

 Net revenues                                                                   $ 223,424        (5,521)(vii)       $ 217,903
                                                                                 --------        -----------          -------
 Gross profit                                                                      75,315        (6,814)(vii)          63,042
                                                                                                 (5,459)(i)

 Selling, general and administrative expenses                                      64,700        (4,828)(vii)          58,714
                                                                                 --------                             -------
                                                                                                 (1,158)(ii)

 Operating income                                                                  10,615                               4,328
 Equity in earnings of affiliate                                                    1,391           394 (vii)           1,785
 Interest expense                                                                  (3,918)        3,235 (iii)            (400)
                                                                                                    283  (iv)
Gain on sale of interest in affiliates                                             18,673       (18,673) (vii)              0
                                                                                   ------                                   -

 Income before provision for income taxes                                          26,761                               5,713
 Provision for income taxes                                                         1,360         1,118  (vi)           2,478
                                                                                 --------                             -------

 Net income                                                                      $ 25,401                            $  3,235
                                                                                 ========                            ========



                         DONNA KARAN INTERNATIONAL INC.
        NOTES TO PREDECESSOR COMBINED FINANCIAL STATEMENTS - (CONTINUED)



(i) Royalties of $5.5 million and $7.2 million in 1995 and 1996, respectively, to be paid to a corporation owned by two of the Company's stockholders and their affiliated trusts pursuant to a licensing agreement.
(ii) Decrease in aggregate compensation from $2.2 million to $1.0 million in 1995, and from $2.5 million to $1.0 million in 1996 for two of the Company's executives pursuant to their employment agreements.
(iii) Reduction in interest costs of $3.2 million and $3.5 million in 1995 and 1996, respectively, assuming the application of up to $73.2 million and $90.4 million in 1995 and 1996, respectively (which amounts represent the maximum amount of outstanding during the periods) of the proceeds from the Offering to reduce the actual outstanding indebtedness under the Company's credit agreement.
(iv) Reduction of $0.3 million and $0.6 million in 1995 and 1996, respectively, in amortization of deferred financing costs, which would have been written off in connection with repayment of outstanding indebtedness under the Company's credit agreement.
(v) Reduction in interest expense on distribution notes of $1.9 million in 1996, assuming since the distribution notes would not have been outstanding during the period.
(vi) Increase of $1.1 million and $3.1 million in 1995 and 1996, respectively, for income taxes based upon pro forma pre-tax income as if the Company had been subject to Federal and additional state income taxes.
(vii) Adjustments to reflect the Company's sale of its 70% interest in the operations of Donna Karan Japan, as if it had occurred on January 2, 1995. The gain of $18.7 million has been excluded, and as a result of this sale, the Company's combined statement of income has been adjusted to reflect the accounting for the Company's interest in Donna Karan Japan using the equity method of accounting for the period from January 2, 1995 until March 31, 1995, the date of the sale. Accordingly, net revenues have been decreased by $5.5 million, which reflects the difference between net revenues generated by sales from Donna Karan Japan to its customers and those net revenues of the Company derived from sales to Donna Karan Japan (as if Donna Karan Japan were a customer of the Company); gross profit has been decreased by $6.8 million; and selling, general and administrative expenses have been decreased by $4.8 million, which included management fee income of $0.3 million from an agreement with Donna Karan Japan. In addition, under the equity method of accounting, $0.4 million of equity in earnings of affiliate has been recorded to reflect the Company's portion of Donna Karan Japan's net income (See note 8).



The following table sets forth for the three-month periods ended June 30, 1996 and July 2, 1995: (a) actual combined statements of income data; (b) pro forma adjustments to reflect the Reorganization, the Offering, certain other adjustments as if they occurred on January 1, 1996 and January 2, 1995; and (c) pro forma combined statements of income data.


                  PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED JUNE 30, 1996
                                                   --------------------------------

                                                  ACTUAL       PRO FORMA     PRO FORMA
                                                 COMBINED     ADJUSTMENTS     COMBINED
                                                ----------  ---------------  ----------

                                                            (IN THOUSANDS)

Net revenues                                     $177,641                     $177,641
Gross profit                                       37,145        (3,086)(i)     34,059

Selling, general and administrative expenses       38,032          (750)(ii)    37,282
                                                 --------                     --------

Operating loss                                       (887)                      (3,223)
Equity in earnings of affiliate                       621                          621
Interest expense                                   (2,249)        1,840(iii)       (89)
                                                                    320(iv)
Interest expense on distribution notes             (1,882)        1,882(v)           0
                                                 --------                     --------
Loss before benefit for income taxes               (4,397)                      (2,691)
Benefit for income taxes                             (245)         (899)(vi)    (1,144)
                                                 --------                     --------
Net loss                                         $ (4,152)                    $ (1,547)
                                                 ========                      =======





                          DONNA KARAN INTERNATIONAL INC.
        NOTES TO PREDECESSOR COMBINED FINANCIAL STATEMENTS - (CONTINUED)



                                                     THREE MONTHS ENDED JULY 2, 1995
                                                     -------------------------------
                                                  ACTUAL       PRO FORMA        PRO FORMA
                                                 COMBINED     ADJUSTMENTS        COMBINED
                                                ----------  ---------------     ----------

                                                             (IN THOUSANDS)

Net revenues                                     $102,731                          $102,731
                                                 --------                         ---------
Gross profit                                       31,112      (2,538)(i)          28,574

Selling, general and administrative expenses       31,659        (579)(ii)         31,080
                                                 --------                       ---------

Operating loss                                       (547)                         (2,506)
Equity in earnings of affiliate                     1,391                           1,391
Interest expenses                                  (2,217)      1,710 (iii)          (368)
                                                                  139  (iv)
                                                 --------                       ---------

Loss before benefit for income taxes               (1,373)                         (1,483)
Provision for income taxes                            (48)       (582)  (vi)         (630)
                                                 --------                       ---------

Net loss                                         $ (1,325)                       $   (853)
                                                 ========                       =========




(i) Royalties of $2.5 million and $3.1 million in 1995 and 1996, respectively, to be paid to a corporation owned by two of the Company's stockholders and their affiliated trusts pursuant to a licensing agreement.
(ii) Decrease in aggregate compensation from $1.1 million to $0.5 million in 1995, and from $1.3 million to $0.5 million in 1996 for two of the Company's executives pursuant to their employment agreements.
(iii) Reduction in interest costs of $1.7 million and $1.8 million in 1995 and 1996, respectively, assuming the application of up to $82.3 million and $83.5 million in 1995 and 1996, respectively (which amounts represent the maximum amount of outstanding during the periods) of the proceeds from the Offering to reduce the actual outstanding indebtedness under the Company's credit agreement.
(iv) Reduction of $0.1 million and $0.3 million in 1995 and 1996, respectively, in amortization of deferred financing costs, which would have been written off in connection with repayment of outstanding indebtedness under the Company's credit agreement.
(v) Reduction in interest expense on distribution notes of $1.9 million in 1996, assuming the distribution notes would not have been outstanding during the period.
(vi) Increase of $0.6 million and $0.9 million in 1995 and 1996, respectively, for income tax benefiys based upon pro forma pre-tax loss as if the Company had been subject to Federal and additional state income taxes.



The unaudited pro forma balance sheet gives effect to the reorganization, the initial public offering and the use of the proceeds therefrom as described in note 4, the award of 105,100 shares of common stock to certain employees pursuant to the Company's 1996 Stock Incentive Plan recorded as a one-time charge of approximately $3 million, the write-off of deferred financing costs of approximately $2.5 million, a $5 million charge related to the anticipated consolidation of the Company's warehouse facilities, the recording of a deferred tax asset of approximately $15.5 million, in addition to approximately $1.7 million of certain state and local deferred tax assets previously recorded, in conjunction with becoming subject to Federal and additional state and local income taxes, and the tax benefits and the net effect on additional paid-in capital for the adjustments noted above.

                         DONNA KARAN INTERNATIONAL INC.
        NOTES TO PREDECESSOR COMBINED FINANCIAL STATEMENTS - (CONTINUED)



Pro Forma Per Share Information

  Pro forma per share information is based upon (a) 10,612,934 shares of common stock outstanding during the period, (b) the number of shares of common stock (5,229,937) sold by the Company, at an offering price of $24.00 per share ($22.18, net of expenses), the proceeds of which would be necessary to pay approximately $116.0 million to the former principals of the Company and certain of their affiliates in satisfaction of the distribution notes previously issued (including accrued interest thereon), representing cumulative undistributed taxable income on which taxes previously have been paid, and (c) 105,100 shares of Common Stock which the Company awarded to certain employees pursuant to the Company's stock incentive plan. The net income used in the calculation of pro forma per share information for the six months ended July 2, 1995 and June 30, 1996 excludes the reduction of interest costs of $3.2 million and $3.5 million in 1995 and 1996, respectively, and the reduction in amortization of deferred financing costs of $0.3 million and $0.6 million in 1995 and 1996, respectively, and the related tax effect of $1.5 million and $1.7 million in 1995 and 1996, respectively. The net income used in the calculation of pro forma per share information for the quarters ended July 2, 1995 and June 30, 1996 excludes the reduction of interest costs of $1.7 million and $1.9 million in 1995 and 1996, respectively, and the reduction in amortization of deferred financing costs of $0.1 million and $0.3 million in 1995 and 1996, respectively, and the related tax effect of $0.6 million and $0.9 million in 1995 and 1996, respectively.

  Supplementary pro forma per share information for the six months ended July 2, 1995 and June 30, 1996 is $0.17 and $0.24, respectively, and for the quarters ended July 2, 1995 and June 30, 1996 is $(0.4) and $(0.08), respectively, based upon 10,162,934 shares of common stock outstanding during the period increased by (a) the sale of 5,229,937, shares of Common Stock at an offering price of $24.00 per share ($22.18, net of expenses), the proceeds of which would be necessary to repay approximately $72.2 million to the Company's lenders for the term loans under the Company's credit facility and to reduce the amount outstanding under the Company's revolving line of credit at June 30, 1996, and
(c) 105,000 shares of Common Stock which the Company awarded to certain employees pursuant to the Company's stock incentive plan. The net income used in the calculation of supplementary pro forma per share information for the six months ended July 2, 1995 and June 30, 1996, is $3.2 million and $4.7 million, respectively, and for the quarters ended July 2, 1995 and June 30, 1006, is $(0.9) million and $(1.5) million, respectively.



6.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities are comprised of the following (in thousands):

                                                           DECEMBER 31,     JUNE 30,
                                                             1995              1996
                                                             ----              ----
            Accrued operating expenses.............         $8,590           $10,028
            Accrued state and local income taxes...          2,351             3,241
            Accrued compensation...................            885             6,202
            Accrued taxes other than income taxes..          2,244             2,273
            Accrued interest.......................             --             1,941
            Other..................................          1,696               966
                                                             -----              ----
                                                          $ 15,766          $ 24,651
                                                          ========          ========

7.  1996 STOCK INCENTIVE PROGRAM

  Effective June 27, 1996, the Board of Directors of the Company granted options to purchase an aggregate of 1,387,000 shares of Donna Karan International Inc. common stock under the 1996 Stock Incentive Plan adopted on June 19, 1996 to certain employees of and consultants to the Company. The options vest in 25% installments commencing on the first anniversary of the date of the grant and have an exercise price of $24 per share. The options expire 10 years after the date of grant.

  In addition, effective June 27, 1996, the Board of Directors of the Company granted awards of an aggregate of 105,100 shares of Donna Karan International Inc. common stock under the 1996 Stock Incentive Plan to certain employees of the Company and Donna Karan Japan.

                         DONNA KARAN INTERNATIONAL INC.
        NOTES TO PREDECESSOR COMBINED FINANCIAL STATEMENTS - (CONTINUED)



8.  SALE OF INTERESTS IN AFFILIATES

  The Company conducts operations in Japan through Donna Karan Japan. DSTF Japan Company has a profit sharing agreement (the "DSTF Agreement") with Donna Karan Japan whereby 90% of the income before taxes of Donna Karan Japan is allocated to DSTF Japan Company. On March 31, 1995, the Company sold 70% of its interest in the DSTF Agreement and 70% of the stock of Donna Karan Japan to a nonaffiliated party. The Company recognized a gain on this transaction, net of transaction costs, of $18,673,000. Subsequent to the sale, the Company records a 27% interest in the operations of Donna Karan Japan through its 30% interest in the DSTF Agreement and a 3% interest in the operations of Donna Karan Japan through its remaining interest in Donna Karan Japan. As a result, the Company has accounted for its combined 30% interest in the operations of Donna Karan
Japan using the equity method of accounting.   Simultaneously with the sales
transaction, the Company entered into an agreement with Donna Karan Japan which provides for a fee based upon net sales of Donna Karan Japan. Management fee income, which is included in selling, general and administrative expenses, amounted to $ 393,000 and $890,000 during the three - and six - month periods ended June 30, 1996, respectively. The equity investment in Donna Karan Japan of $2,535,000 and $ 3,888,000 as of December 31, 1995 and June 30, 1996,
respectively, is included in "Deposits and other noncurrent assets" in the accompanying combined balance sheet.



9.  PRO FORMA INCOME TAXES

  The entities in the combined group were partnerships, or corporations that have elected to be taxed as S corporations pursuant to the Internal Revenue Code. In connection with the Offering, the Company has become subject to Federal and additional state income tax. The pro forma provision for income taxes represents the income tax provisions that would have been reported had the Company been subject to Federal and additional state income taxes.


  The Company has adopted the provisions of SFAS No. 109. This adoption had no material effect on the provision for income taxes. SFAS No. 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial carrying amounts and the tax bases of existing assets and liabilities. The pro forma income tax provision has been prepared according to SFAS No. 109.


  Concurrent with becoming subject to Federal and additional state income taxes, the Company will record a deferred tax asset and a corresponding tax benefit in the statement of income in accordance with the provisions of SFAS No. 109. The amount at June 30, 1996 would have been increased by approximately $15.5 million, resulting in a total deferred tax asset of approximately $17.2 million which includes certain state and local tax assets recorded on a historical basis. The deferred tax asset includes approximately $3.0 million as a result of certain changes in accounting for inventory reserves for income tax purposes.


The foreign and domestic components of pro forma income before pro forma income taxes were as follows
(in thousands):

                                         THREE MONTHS ENDED                           SIX MONTHS ENDED
                                         ------------------                           ----------------
                                     JULY 2,            JUNE 30,                  JULY 2,          JUNE 30,
                                       1995               1996                      1995             1996
                                    -------            -------                    ------           ------

        Domestic..........          $(4,239)           $(4,313)                   $2,563           $5,624
        Foreign...........            2,756              1,622                     3,150            2,619
                                    -------            -------                    ------           ------
                                    $(1,483)           $(2,691)                   $5,713           $8,243
                                    =======            =======                    ======           ======






                         DONNA KARAN INTERNATIONAL INC.
        NOTES TO PREDECESSOR COMBINED FINANCIAL STATEMENTS - (CONTINUED)


The pro forma income tax provision (benefit) consists of the following (in thousands):

                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                --------------------      -----------------
                                                 JULY 2,   JUNE 30,       JULY 2,   JUNE 30,
                                                  1995       1996          1995       1996
                                                  ----       ----          ----       ----
        Current income taxes:
        Federal taxes.........................     $(722)   $(1,222)       $2,080     $1,979
        State and local taxes.................      (299)      (302)          863      1,038
        Foreign taxes.........................       202        380           263        431
                                                   -----    -------        ------     ------
                                                    (819)    (1,144)        3,206      3,448
        Deferred income taxes                        189        -            (728)       130
                                                   -----    -------        ------     ------
                                                   $(630)   $(1,144)       $2,478     $3,578
                                                   ======   ========       ======     ======


     A reconciliation setting forth the differences between the pro forma effective tax rate of the Company and the U.S. Federal statutory tax rate is as follows:

                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                --------------------      -----------------
                                                 JULY 2,   JUNE 30,       JULY 2,   JUNE 30,
                                                  1995       1996          1995       1996
                                                  ----       ----          ----       ----
        Federal statutory rate................      35.0%      35.0%       35.0%      35.0%
        State and local taxes, net of Federal tax
         benefits.............................       7.6        7.6         7.6        7.3
        Other items, net, none of which
         individually exceeds 5% of Federal
         taxes at statutory rates                   (0.1)      (0.1)        0.8        1.1
                                                  -------    -------     ------      -----
        Effective tax rate....................      42.5%      42.5%       43.4%      43.4%
                                                  =======    =======     =======     ======

Pro forma deferred income taxes will reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for pro forma financial reporting and the amounts used for income tax purposes. Significant components of the Company's deferred tax asset as of June 1996 are as follows (in thousands):


        Book over tax depreciation........  $ 3,700
        Allowance for doubtful accounts...    2,500
        Inventory reserves................    3,000
        Uniform inventory capitalization..      700
        Other book accruals...............    7,300
                                            -------
                                            $17,200
                                            =======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

  Donna Karan International Inc. is one of the world's leading international fashion design houses. The Company designs, contracts for the production of, markets, and distributes "designer" and "bridge" collections of men's and women's clothing, sportswear, accessories, and shoes under the Donna Karan New York(R) and DKNY(R) brand names, respectively. The Company also develops, contracts for the production of, markets, and distributes collections of men's and women's fragrance, bath and body, and treatment products under the DK Men(R) and Donna Karan New York(R) brand names, respectively. In addition, the Company selectively has granted licenses for the manufacture and distribution of certain other products under the Donna Karan New York(R) and DKNY(R) brand names, including hosiery, intimate apparel, eyewear, and most recently, a license for children's apparel under the DKNY(R) brand name in Europe and the Middle East.


  The following discussion provides information and analysis of the Company's results of operations for the second quarters of 1995 and 1996 and for the first half of 1995 and 1996. The Company utilizes a 52- or 53- week fiscal year ending on the Sunday nearest December 31. Accordingly, the second quarters and first half of 1995 and 1996 ended July 2, 1995 and June 30, 1996, respectively. The second quarters in 1995 and 1996 contained 13 weeks and the first half years in 1995 and 1996 contained 26 weeks. As used in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Donna Karan New York(R) collections and the DKNY(R) collections each include apparel, accessories, and shoes.


  Pro forma information is derived from the Company's Predecessor Combined Financial Statements. The unaudited pro forma combined statement of income gives effect to the reorganization, the offering, and certain other adjustments as if they occurred on January 2, 1995.



Comparison of Second Quarter 1996 to Second Quarter 1995
- --------------------------------------------------------

                                                                Historical                        Pro Forma
                                                              ---------------          --------------------------------
                                                          1995             1996             1995             1996
                                                     ---------------  ---------------  ---------------  ---------------
                                                                           (Dollars in millions)
     Net revenues..................................  $102.7   100.0%  $117.6   100.0%  $102.7   100.0%  $117.6   100.0%
     Gross profit..................................    31.1    30.3     37.1    31.5     28.6    27.8     34.1    29.0
     Selling, general and administrative expenses..    31.6    30.8     38.0    32.3     31.1    30.3     37.3    31.7
     Operating loss................................    (0.5)   (0.5)    (0.9)   (0.8)    (2.5)   (2.4)    (3.2)   (2.7)
     Equity in earnings of affiliate...............     1.4     1.4      0.6     0.5      1.4     1.4      0.6     0.5
     Net loss......................................    (1.3)   (1.2)    (4.2)   (3.6)    (0.9)   (0.9)    (1.5)   (1.3)


  Net revenues were $117.6 million in the second quarter of 1996, an increase of 14.5%, from the net revenues of $102.7 million recorded in the second quarter of 1995. The increase was due primarily to: a $6.4 million, or 119.4%, increase in the DKNY(R) men's collections; a $4.4 million, or 7.7%, increase in the DKNY(R) women's collections; a $3.8 million, or 53.8%, increase in the Donna Karan New York(R) collections for men; a $2.6 million, or 19.2%, increase in outlet stores and licensing and a $1.2 million, or 17.8%, increase in beauty products. The increase was somewhat offset by a decrease of $3.5 million, or 26.9%, in the Donna Karan New York(R) collections for women.

The increase in the DKNY(R) men's collections resulted from continued significant growth in international sales, as well as domestic growth. The increase in the DKNY(R) women's collections resulted primarily from international growth. The increase in Donna Karan New York(R) collections for men primarily resulted from international growth, as well as domestic growth. The increase in the Beauty Division is primarily due to the expanded product offering in 1996 compared to 1995. The decrease in net revenue in the Donna Karan New York(R) collections for women resulted primarily from a planned reduction in the number of doors carrying the women's collections in anticipation of the introduction of the new Signature collection for Spring 1997 and the reduction of the accessories business as it is refocused from a collection-coordinated line to a "main floor" line.


  Gross profit as a percent of sales was 31.5% and 30.3% (29.0% and 27.8% on a pro forma basis) in the second quarter of 1996 and 1995, respectively. The increase in the gross margin is primarily attributable to leveraging relatively fixed production costs as a result of increased sales volume.


  Selling, general and administrative expenses increased to 32.3% ( 31.7% on a pro forma basis) of net revenues in the second quarter of 1996 from 30.8% (30.3% on a pro forma basis) of net revenues for the same period of 1995. The increase is due, in large part, to increases in infrastructure spending to support an anticipated annual increase in net revenue.


  Operating loss increased to $.9 million ($3.2 million on a pro forma basis) in the second quarter of 1996 from $.5 million ($2.5 million on a pro forma basis) in the same period in 1995. The increase in the loss for the periods was due, in large part, to increases in infrastructure spending to support an anticipated annual increase in net revenue, as noted above.


  Interest expense on distribution notes was incurred on the distribution notes that were issued to the former principals of the Company and their affiliates, which notes were paid on July 3, 1996 with the proceeds of the Company's initial public offering.

  Net loss for the second quarter was $4.2 million ($1.5 million on a pro forma basis) in 1996 and $1.3 million ($0.9 million on a pro forma basis) in 1995. As noted above, the increase in the net loss was due, in large part, to an increase in infrastructure spending to support an anticipated annual increase in net revenue. The increase in net loss was also due to the accrual of interest expense on the distribution notes issued to the former principals of the Company and their affiliates.


Comparison of first half of 1996 to first half of 1995
- ------------------------------------------------------

                                                               Historical                          Pro Forma
                                                             --------------                  ----------------------
                                                          1995            1996            1995            1996
                                                     --------------  --------------  --------------  --------------
                                                                            (Dollars in millions)
     Net revenues..................................  $223.4  100.0%  $277.2  100.0%  $217.9  100.0%  $277.2  100.0%
     Gross profit..................................    75.3   33.7     90.0   32.5     63.0   28.9     82.8   29.9
     Selling, general and administrative expenses..    64.7   29.0     77.4   27.9     58.7   26.9     75.9   27.4
     Operating income..............................    10.6    4.7     12.6    4.5      4.3    2.0      6.8    2.5
     Equity in earnings of affiliate...............     1.4    0.6      1.6    0.6      1.8    0.8      1.6    0.6
     Net income....................................    25.4   11.4      7.5    2.7      3.2    1.5      4.7    1.7

  Net revenues were $277.2 million in the six months ended June 30, 1996, an increase of 24.1% (27.2% on a pro forma basis) from the net revenues of $223.4 million ($217.9 million on a pro forma basis) recorded in the six months ended July 2, 1995. The increase was due primarily to: a $24.0 million, or 18.8%, increase in the DKNY(R) women's collections; a $18.7 million, or 156.1%, increase in the DKNY(R) men's collections; a $6.4 million, or 39.9%, increase in the Donna Karan New York(R) collections for men; a $5.6 million, or 23.4%, increase in outlet stores and licensing and a $2.5 million, or 25.3%, increase in beauty products. The increase was somewhat offset in the six months ended June 30, 1996 by a decrease of $3.4, or 10.2%, in the Donna Karan New York(R) Collections for women from the same period in 1995. Revenues on a pro forma basis were impacted by the sale of Donna Karan Japan (see note 5 (vii) to Predecessor Combined Financial Statements).

  The increase in DKNY(R) women's collections was the result primarily of international growth. The increase in net revenue in the DKNY(R) men's collections resulted from significant growth in international sales, as well as domestic growth. The increase in Donna Karan New York(R) collections for men primarily resulted from growth domestically, as well as internationally. The increase in the Beauty Division is due to the expanded product offering in 1996 compared to 1995. The decrease in net revenue in the Donna Karan New York(R) collections for women resulted primarily from a planned reduction in the number of doors carrying the women's collections in anticipation of the introduction of the new Signature collection for Spring 1997 and the reduction of the accessories business as it is refocused from a collection-coordinated line to a "main floor" line.


  Gross profit as a percent of sales was 32.5% and 33.7% in the first half of 1996 and 1995, respectively. The decrease in the gross margin is primarily due to the sale of the operations of Donna Karan Japan in March of 1995. This transaction resulted in a nonrecurring credit of $0.9 million to recognize previously deferred profit in Donna Karan's inventory, as well as a reduction in the consolidated margin in 1996 since Donna Karan Japan was accounted for on the equity basis. On a pro forma basis, gross profit as a percent of sales was 29.9% and 28.9% in the first half of 1996 and 1995, respectively. The improvement in the gross margin percentage was primarily attributable to leveraging relatively fixed production costs as a result of increased sales volume.


  Selling, general and administrative expenses decreased to 27.9% of net revenues in the half year ended June 30, 1996 from 29.0% of net revenues for the same period of 1995. This decrease is primarily due to the leverage obtained from the increased net revenue base, and the additional $0.5 million of management fees received from Donna Karan Japan. For pro forma purposes, the Company eliminated the operations of Donna Karan Japan during the first quarter of 70% of the Company's interest in the operations, including the selling, general and administrative expense of Donna Karan Japan (see note 5 (vii) to the Predecessor Combined Financial Statements).


  Operating income increased to $12.6 million ($6.8 million on a pro forma basis) in the six months ended June 30, 1996 from $10.6 million ($4.3 million on a pro forma basis) in the same period in 1995. Operating income increased, as noted above, due to sales increases in several divisions of the Company, somewhat offset by an slight increase in selling, general and administrative expenses.


  Interest expense on distribution notes was incurred on the distribution notes that were issued to the former principals of the Company and their affiliates, which were paid on July 3, 1996 with the proceeds of the Company's initial public offering.


  Net income decreased, on an historical basis, from $25.4 million in the first half of 1995 to $7.5 million in the first half of 1996. This decrease was primarily due to the gain on the sale of Donna Karan Japan in March of 1995 of $18.7 million and the increased interest expense on distribution notes of $1.9 million in 1996. The decrease was somewhat offset by the increase in operating income and a decrease in the provision for income taxes. On a pro forma basis, net income increased from $3.2 million for the first half of 1995 to $4.7 million for the first half of 1996. This increase is due primarily to an increase in the gross profit margin of 1.0%, while selling, general and administrative expenses only increased .5% (as a percentage of net sales).


LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company's principal need for funds were to finance working capital (principally inventory and receivables), capital expenditures, and investments in the start up of new collections and the extension of existing collections. The Company has relied on cash flow from operations, bank lines of credit, and loans for its capital requirements.

  Subsequent to the consummation of the Offering the Company's cash flow needs have changed as a result of (i) reduced interest costs associated with the application of the net proceeds of the Offering to reduce outstanding indebtedness under the Company's credit agreement, (ii) decreased compensation for two of the Company's executives pursuant to their new employment agreements, and (iii) the absence of distributions, primarily for payment of taxes, paid by the Company to the principals and stockholders of the intermediate holding companies. Offsetting such changes will be the need to apply funds to the payment of Federal and additional state and local income taxes and royalties to Gabrielle Studio, Inc. pursuant to a License Agreement. See note 5 to the
Predecessor Combined Financial Statements.   Any net use of cash for such
changes is expected to be funded through operations.

  At June 30, 1996, the Company had a working capital deficit of $ 26.1 million, compared to working capital of $ 93.6 million at December 31, 1995. The change in working capital was due primarily to the issuance of the distribution notes payable to the former principals of the Company and their affiliates in the amount of $114.5 million. Pro forma working capital at June 30, 1996 was $152.6 million, which for the most part, gives effect to the receipt of the proceeds from the Offering. See note 5 to the Predecessor Combined Financial Statements for a description of adjustments included in the pro forma balance sheet at June 30, 1996.

  The Company has received a commitment letter from a bank relating to a new $150.0 million, three-year revolving credit facility (the "New Credit Facility), which includes a $60.0 million subfacility for letters of credit and a $30.0 million subfacility for loans in certain foreign currencies to the extent available. Borrowings under the New Credit Facility will bear interest at the lead bank's prime rate or, at the option of the Company, at a fixed margin (ranging from 0.5% to 0.75%) over LIBOR. The outstanding balance under the New Credit Facility will be required to be paid down below a specified level for 45 days each year. The Commitment Letter provides that the New Credit Facility will be secured by accounts receivable, inventory, and certain intangibles of the Company and a pledge of all the equity interests of the subsidiaries of the Company. The New Credit Facility will include financial and other restrictive covenants, including a limitation on the amount of dividends which the Company can pay. The Commitment Letter provides that the New Credit Facility will be used to repay any remaining amounts outstanding under the Company's existing Credit Agreement, for working capital needs, and for general corporate purposes. The Commitment Letter provides that closing the New Credit Facility will be subject to a number of conditions, and there can be no assurance that the Company will enter into the New Credit Facility.

  Capital expenditures, primarily for equipment, machinery, computers, office furniture, leasehold improvements, and outlet stores, were approximately $2.6 million and $1.6 million for the quarters ended June 30, 1996 and July 2, 1995, respectively. Capital expenditures for the six months ended June 30, 1996 and July 2, 1995 were $6.8 million and $3.3 million, respectively.

  Prior to the closing date of the initial public offering, the interests of the former principals of the Company were held through intermediate entities. Each of the former intermediate entities that was a corporation was treated for Federal and certain state tax purposes as an S corporation under the Internal Revenue Code and comparable state tax provisions. As a result, the former principals of the Company and their affiliates were obligated to pay Federal and certain state income taxes on their allocable portion of the income of the Company. The Company made various distributions to the former intermediate entities which, in turn, made various payments or distributions to the former principals and their affiliates which enabled the former principals and their affiliates to pay their income taxes on their allocable portions of the income of the Company. During the six months ended June 30, 1996, the Company made distributions of $5.4 millions with respect to taxes on 1995 and prior years' income which were payable in 1996, $7.8 million with respect to 1996 taxable income, $ 6.4 million of cash held in former intermediate entities, and $5.8 million of taxes payable in connection with the sale of 70% of the Company's interest in the operation of Donna Karan Japan, for a total of $25.4 million.

  The Company anticipates that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flow from operations, supplemented by borrowings under its then existing credit agreement.

SEASONALITY OF BUSINESS

  As previously disclosed, the Company's business varies with general seasonal trends that are characteristic of the apparel and beauty industries, and it generally experiences lower net revenues and net income in the first half of each fiscal year as compared to the second half of its fiscal year. Accordingly, the Company's outstanding borrowings under it's credit agreement, historically, have been lower on or about its fiscal year end. On a quarter to quarter basis, the Company's operations may vary with production and shipping schedules, the introduction of new products, and variation in the timing of certain holidays from year to year. To the extent the Company continues to expand its business, the Company's operating performance may not reflect the typical seasonality of the apparel and beauty industries.

  The Company historically has experienced lower net revenues in the second quarter than in other quarters due to (i) lower demand among retail customers typical of the apparel industry, and (ii) certain expenses that are constant throughout the year being relatively higher as a percentage of net revenues. As sales of the Company's beauty products increase relative to sales of its other products, the Company's net revenues and operating income will be increasingly influenced by the seasonality of the beauty industry. In general, the fragrance portion of the beauty industry experiences lower net revenues and operating income in the first three quarters and has substantially higher net revenues and operating income in the fourth quarter. Fragrance products are the primary component of the Company's beauty business.

                         DONNA KARAN INTERNATIONAL INC.



PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
                27 - Financial Data Schedule

         (b)  Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         DONNA KARAN INTERNATIONAL INC.
                                                       (Registrant)


Date: August 13, 1996                  By:  /s/ Stephen L. Ruzow
                                            __________________________________
                                            Stephen L. Ruzow, President &
                                              Chief Operating Officer


Date: August 13, 1996                  By:  /s/ Joseph B. Parsons
                                            __________________________________
                                            Joseph B. Parsons, Executive
                                              Vice President &
                                              Chief Financial Officer