Form 10-Q
period 1996-09-29
DONNA KARAN INTERNATIONAL INC
filed 1996-11-13
CIK 1012369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------

  |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1996

                                       OR

  |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-11805

                  --------------------------------------------

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

                                 Not Applicable
                     (Former name, former address and former
                   fiscal year, if changed since last report)
                   ------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                                                       Outstanding as
                       Class                         of November 7, 1996
                       -----                         -------------------
           Common Stock, par value $.01*                  21,468,034

* Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.

                         DONNA KARAN INTERNATIONAL INC.
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

                                                                            Page
                                                                            ----
    Statements of income for the three months and nine months ended
    October 1, 1995 and September 29, 1996, respectively....................   3

    Balance sheets as of December 31, 1995 and September 29, 1996... .......   4

    Statements of cash flows for the nine months ended
    October 1, 1995 and September 29, 1996, respectively....................   5

    Notes to Financial Statements...........................................   6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  11

PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................................  19

                         DONNA KARAN INTERNATIONAL INC.

                          STATEMENTS OF INCOME (Note 5)
                                   (Unaudited)

                                                    Three Months Ended             Nine Months Ended
                                                    ------------------             -----------------
                                                 October 1,    September 29,    October 1,   September 29,
                                                    1995           1996           1995           1996
                                                    ----           ----           ----           ----
                                                                      (In thousands)
Net revenues ................................  $    152,389   $    173,415   $    375,813   $    450,641
Cost of sales ...............................        96,227        117,909        244,336        305,129
                                               ------------   ------------   ------------   ------------
Gross profit ................................        56,162         55,506        131,477        145,512
Selling, general and administrative expenses         34,288         52,386         98,988        129,829
Reimbursement of certain costs related to
   license agreement ........................          --           (6,000)          --           (6,000)
                                               ------------   ------------   ------------   ------------
Operating income ............................        21,874          9,120         32,489         21,683
Other income (expense):
   Equity in earnings of affiliates .........           816          1,180          2,207          2,789
   Interest expense, net ....................        (1,933)        (2,518)        (5,851)        (6,814)
   Interest expense on distribution notes ...          --              (75)          --           (1,957)
   Gain on sale of interest in affiliates ...          --             --           18,673           --
                                               ------------   ------------   ------------   ------------
Income before income taxes ..................        20,757          7,707         47,518         15,701
Provision (benefit) for income taxes ........           735        (12,157)         2,095        (11,712)
                                               ------------   ------------   ------------   ------------
Net income ..................................  $     20,022   $     19,864   $     45,423   $     27,413
                                               ============   ============   ============   ============
Pro forma

Historical income before income taxes .......  $     20,757   $      7,707   $     47,518   $     15,701
Pro forma adjustments other than income taxes        (1,326)          --           (2,109)        (1,436)
                                               ------------   ------------   ------------   ------------
Pro forma income before income taxes ........        19,431          7,707         45,409         14,265
Pro forma provision for income taxes ........         8,257          3,335         19,389          6,181
                                               ------------   ------------   ------------   ------------
Pro forma net income ........................  $     11,174   $      4,372   $     26,020   $      8,084
                                               ============   ============   ============   ============
Per share data

Net income per share ........................  $       0.93   $       0.93   $       2.12   $       1.28
                                               ============   ============   ============   ============
Common shares outstanding ...................    21,468,034     21,468,034     21,468,034     21,468,034
                                               ============   ============   ============   ============

                       See Notes to Financial Statements.

                         DONNA KARAN INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                    (Predecessor)
                                                     December 31,  September 29,
                                                         1995          1996
                                                         ----          ----
                                                      (Audited)     (Unaudited)
                                                           (In thousands)
ASSETS

Current assets:
  Cash ...............................................  $  12,153     $  18,012
  Accounts receivable, net of allowances of
    $22,507 at December 31, 1995 and $29,946 at
    September 29, 1996 ...............................     62,231        85,827
  Inventories ........................................     85,655        94,066
  Deferred income taxes ..............................      1,400        16,400
  Due from license ...................................       --          30,000
  Prepaid expenses and other current assets ..........      8,546        11,705
                                                        ---------     ---------
      Total current assets ...........................    169,985       256,010
  Property and equipment, at cost - net ..............     22,505        27,885
  Due from license ...................................       --          30,000
  Deferred income taxes ..............................        300         3,800
  Deposits and other noncurrent assets ...............     11,185        16,568
                                                        ---------     ---------
                                                        $ 203,975     $ 334,263
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable ...................................  $  53,825     $  37,456
  Accrued expenses and other current liabilities .....     15,766        35,536
  Current portion of long-term debt ..................      7,759           276
  Deferred revenue ...................................       --           1,800
                                                        ---------     ---------
      Total current liabilities ......................     77,350        75,068
  Long-term debt......................................     45,779           109
  Deferred revenue ...................................       --          52,200
  Stockholders' equity and partners' capital:
      Common stock of intermediate entities ..........      1,146          --
      Common stock ...................................       --             215
      Additional paid in capital .....................       --         186,899
      Retained earnings and partners' capital ........     79,748        19,864
      Cumulative translation adjustment ..............        (48)          (92)
                                                        ---------     ---------
      Total stockholders' equity and partners'
        capital ......................................     80,846       206,886
                                                        ---------     ---------
                                                        $ 203,975     $ 334,263
                                                        =========     =========

                       See Notes to Financial Statements.

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                              Nine Months Ended
                                                              -----------------
                                                          October 1,    September 29,
                                                           1995             1996
                                                           ----             ----
                                                            (In thousands)
Operating Activities
Net income ..............................................  $ 45,423       $  27,413
Adjustments to reconcile net cash provided by
  (used in) operating activities, as adjusted for
  effect of sale of Donna Karan Japan:
   Depreciation and amortization ........................     4,098           6,072
   Provision for bad debts ..............................       408             (97)
   Equity in earnings of affiliate ......................    (2,207)         (2,789)
   Deferred taxes .......................................      --           (18,500)
   Stock award grant ....................................      --             2,522
   Gain on sale of interests in affiliates ..............   (18,673)           --
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivables .......     7,761         (23,499)
       Increase in inventories ..........................   (24,820)         (8,455)
      Increase in due from licensee .....................      --            (6,000)
       Increase in prepaid expenses and other
         current assets .................................   (15,681)         (3,159)
       Increase in deposits and other
         noncurrent assets ..............................      (261)         (4,043)
      Increase in accounts payable, accrued
         expenses, and other current liabilities ........    18,811           3,401
                                                           --------       ---------
Net cash provided by (used in) operating activities .....    14,859         (27,134)
                                                           --------       ---------
Investing Activities
Purchase of property and equipment ......................    (3,944)        (10,003)
Net cash from sale of interests in affiliates ...........    23,526            --
                                                           --------       ---------
Net cash provided by (used in ) investing activities ....    19,582         (10,003)
                                                           --------       ---------
Financing Activities
Net increase (decrease) in borrowing under revolving
  credit facility .......................................     6,683          (7,961)
Payments under capital lease ............................      (239)           (192)
Repayment of distribution notes .........................      --          (114,484)
Repayments of long-term debt ............................   (12,675)        (45,000)
Distributions to partners ...............................   (22,536)        (25,387)
Issuance of common stock ................................      --           236,020
                                                           --------       ---------
Net cash (used in) provided by  financing activities ....   (28,767)         42,996
                                                           --------       ---------
Increase in cash ........................................     5,674           5,859
Cash at beginning of period .............................     3,728          12,153
                                                           --------       ---------
Cash at end of period ...................................  $  9,402       $  18,012
                                                           ========       =========
Supplemental Cash Flow Information
Interest paid ...........................................  $  4,984       $   6,145
                                                           ========       =========
Taxes paid ..............................................  $  2,062       $     474
                                                           ========       =========

                       See Notes to Financial Statements.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS
                               September 29, 1996
                                   (Unaudited)

1.  Unaudited Financial Statements

      The unaudited financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as significant accounting policies followed by the Company, refer to the notes to the Company's audited predecessor combined financial statements.

      In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. On a quarter to quarter basis, the Company's operations may vary as a result of, among other things, production and shipping schedules, the introduction of new products, and variation in the timing of certain holidays from year to year. The results of operations for the three-month and nine-month periods ended October 1, 1995 and September 29, 1996, respectively, are not necessarily indicative of the operating results to be expected for a full year.

2.  Basis of Presentation

      Donna Karan International Inc. ("DKI") was incorporated in Delaware in April 1996. In connection with DKI's initial public offering of stock (the "Offering") on July 3, 1996, the former principals of the predecessor group of companies and certain of their affiliates simultaneously contributed to DKI all of the outstanding stock and partnership interests in the entities that comprised the predecessor group of companies, in exchange for common stock (the "Reorganization"). The accompanying financial statements include the results of operations for the period from January 2, 1995 to October 1, 1995, and from January 1, 1996 to July 2, 1996 of The Donna Karan Company, Donna Karan Studio, The Donna Karan Company Store G.P., DK Footwear Partners, Takihyo Fashion Company, L.P., Takihyo Design Company, L.P., TFT Store Company, L.P., TFT Shoe Company, L.P., TFT Japan Company, L.P., and DSTF Japan Company, which are affiliated general and limited partnerships; Gabby Apparel, Inc., Tolara Tetragon Inc., Full Requirements Merchandising, Inc., The Donna Karan Store Corporation, Tomio Tangents, Inc., Formal Reserve Management, Inc., DK Shoe Corp., Tangents Two, Inc., First Run Management, Inc., Gabrielle Japan, Inc., TT DK Japan, Inc., and FM DK Japan, Inc., which are affiliated United States corporations; Donna Karan Canada Inc., Donna Karan (H.K.) Limited and Donna Karan Italy, S.R.L., Donna Karan Italy Shoe Company, S.R.L., which are foreign corporations; and, for the period it was a wholly-owned subsidiary (see Note
11), Donna Karan Japan, K.K. ("Donna Karan Japan"), a Japanese joint stock company (together, the " Predecessor Company").

      For the period from July 3, 1996 through September 29, 1996, the accompanying financial statements include the results of operations of Donna Karan International Inc., as well as all entities that were included in the Predecessor Company, except for Takihyo Fashion Company, L.P., Takhiyo Design Company, L.P., TFT Store Company, L.P., TFT Shoe Company, L.P. and TFT Japan Company, L.P., all of which were dissolved in connection with the Reorganization (the "Company"). All companies other than The Donna Karan Company, Donna Karan Studio, The Donna Karan Company Store, G.P., DK Footwear Partners, Donna Karan Canada Inc., Donna Karan (H.K.) Limited, Donna Karan Italy, S.R.L., Donna Karan Italy Shoe Company, S.R.L., and Donna Karan Japan are intermediate United States holding companies.

      The financial statements of the Predecessor Company are being presented on a combined basis because of their common ownership. The combined financial statements have been prepared as if the entities had operated as a single consolidated group since their respective dates of organization. Because DKI conducted no business prior to the Reorganization, it was not included in the results of operations of the Predecessor Company.

      For comparative purposes, certain prior period amounts have been reclassified to conform to current period presentation.

      All significant intercompany balances and transactions have been eliminated. The equity method of accounting is used for Donna Karan Japan during the period when it is 70% owned by a nonaffiliated partner (see Note 11).

3.  Distribution Notes

    On April 16, 1996, the Company issued to its former principals and certain of their affiliates distribution notes totaling $114,484,000, which represented an estimate of the cumulative undistributed taxable income (on which taxes previously have been paid) of the Predecessor Company since its inception through the anticipated closing date of the initial public offering. The notes bore interest at a rate of 8% per annum, and were repaid with the proceeds from the Offering (see Note 4).

                         DONNA KARAN INTERNATIONAL INC.

4.  Initial Public Offering

      Effective July 3, 1996, the Company sold 10,750,000 shares of its common stock in an initial public offering. Net proceeds of the Offering, after deducting underwriting discounts and commissions, and professional fees aggregated $236.0 million. Proceeds of the Offering were used to retire the distribution notes and accrued interest thereon totaling approximately $116.4 million, to repay the Predecessor Company's term loans and the revolving line of credit which totaled approximately $76.8 million, to pay a certain one-time bonus under an employment agreement which amounted to approximately $5.0 million (which is included in selling, general and administrative expenses) and to pay a one-time fee under a license agreement which amounted to $4.6 million (which is included in cost of sales). The remaining $33.2 million was used for other general corporate purposes.

5.   Statement of Income Presentation

      The statement of income of the Company for the nine month period ended September 29, 1996 reflects the results of operations of the Predecessor Company for the period January 1, 1996 through July 2, 1996 and the results of the Company from July 3, 1996 (the date of the consummation of the Offering) through September 29, 1996.

      Selected statement of income data for the nine months ended September 29, 1996 are as follows (the date of the Offering has been deemed to be July 1, 1996):

                                     Nine  Months Ended September 29, 1996
                                ------------------------------------------------
                                                   July 1 to       Nine Months
                                 January 1 to    September 29,       Ended
                                June 30, 1996       1996      September 29, 1996
                                (Predecessor)     (Company)       Consolidated
                                -------------     ---------       ------------
                                                (In thousands)

Net revenues                     $ 277,226        $ 173,415        $ 450,641
Gross profit                        90,006           55,506          145,512

Operating income                    12,563            9,120           21,683
Other income (expense)              (4,569)          (1,413)          (5,982)
                                 ---------        ---------        ---------
Income before income taxes           7,994            7,707           15,701
Provision (benefit) for
  income taxes                         445          (12,157)         (11,712)
                                 ---------        ---------        ---------
Net income                       $   7,549        $  19,864        $  27,413
                                 =========        =========        =========

6.   Pro Forma Information

      The pro forma financial information on the income statement presents the effects on the historical financial statements of certain transactions as if they had occurred in 1995. The impact of these adjustments are: (i) increased royalty expense to be paid to a corporation owned by two of the Company's stockholders and their affiliated trusts pursuant to a licensing agreement, (ii) reduced levels of compensation for two of the Company's executives pursuant to their employment agreements, (iii) reduction in interest costs assuming the application of the proceeds from the Offering to reduce the actual outstanding indebtedness under the Company's credit agreement, (iv) reduction in amortization of deferred financing costs which would have been written off in connection with repayment of outstanding indebtedness under the Company's credit agreement, and (v) increase in income taxes as if the Company had been subject to Federal and additional state income taxes for the entire period (see Note
15).

7.   Pro Forma Per Share Information

      The computation of net income per share as reflected on the Company's statements of income was based on the weighted average number of common shares outstanding, assuming that the Offering had taken place as of the beginning of 1995.

      Pro forma earnings per share for the nine months ended September 29, 1996 and October 1, 1995 were $0.26 and $1.43, respectively, and for the quarters ended September 29, 1996 and October 1, 1995 were $0.20 and $0.63, respectively. Pro forma per share information prior to the Offering is based upon (a) 10,612,934 shares of common stock outstanding during the period,

                         DONNA KARAN INTERNATIONAL INC.

7.  Per Share Information (Continued)

(b) the number of shares of common stock (5,298,998) sold by the Company, at an offering price of $24.00 per share ($21.96, net of expenses), the proceeds of which would be necessary to pay approximately $116.4 million to the former principals of the Company and certain of their affiliates in satisfaction of the distribution notes previously issued (includes accrued interest thereon), representing cumulative undistributed taxable income on which taxes previously have been paid, and (c) 105,100 shares of common stock which the Company awarded to certain employees pursuant to the Company's stock incentive plan. Pro forma per share information for the quarter ended September 29, 1996 is based upon 21,468,034 shares outstanding subsequent to the Offering. Pro forma per share information for the nine months ended September 29, 1996 is based upon the weighted average number of shares outstanding during the period. The net income used in the calculation of pro forma per share information for the nine months ended September 29, 1996 and October 1, 1995 excludes the reduction of interest costs of $3.5 million and $4.9 million in 1996 and 1995, respectively, and the reduction in amortization of deferred financing costs of $0.8 million and $0.4 million in 1996 and 1995, respectively, and the related tax effect of $1.8 million and $2.3 million in 1996 and 1995, respectively. The net income used in the calculation of pro forma per share information for the quarter ended October 1, 1995 excludes the reduction of interest costs of $1.7 million, the reduction in amortization of deferred financing costs of $0.1 million, and the related tax effect of $0.8 million.

      Supplementary pro forma earnings per share for the nine months ended September 29, 1996 and October 1, 1995 were $0.38 and $1.35, respectively, and for the quarters ended September 29, 1996 and October 1, 1995 were $0.20 and $0.58, respectively. Supplementary pro forma per share information prior to the Offering is based upon 10,612,934 shares of common stock outstanding during the period increased by (a) the sale of 5,298,998 shares of common stock at an offering price of $24.00 per share ($21.96, net of expenses), the proceeds of which would be necessary to pay approximately $116.4 in satisfaction of the distribution notes, (b) the sale of 3,279,827 shares of common stock, at an offering price of $24.00 per share, ($21.96, net of expenses), the proceeds of which would be necessary to repay approximately $72.0 million to the Company's lenders for the term loans under the Company's credit facility and to reduce the amount outstanding under the Company's revolving line of credit, and (c) 105,100 shares of common stock which the Company awarded to certain employees pursuant to the Company's stock incentive plan. Supplementary pro forma per share information for the quarter ended September 29, 1996 is based upon 21,468,034 shares outstanding subsequent to the Offering. Supplementary pro forma per share information for the nine months ended September 29, 1996 is based upon the weighted average number of shares outstanding during the period.

8.    Inventories

      Inventories consist of the following (in thousands):

                                                    December 31,   September 29,
                                                         1995          1996
                                                         ----          ----
     Raw materials................................     $16,369        $21,325
     Work in process .............................      11,697         11,055
     Finished goods ..............................      57,589         61,686
                                                      --------        -------
                                                      $ 85,655        $94,066
                                                      ========        =======

9.    Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities are comprised of the following (in thousands):

                                                    December 31,   September 29,
                                                         1995          1996
                                                         ----          ----
     Accrued operating expenses...................      $8,590        $11,152
     Accrued income taxes ........................       2,351          7,906
     Accrued compensation.........................         885          8,636
     Accrued taxes other than income taxes........       2,244          2,412
     Accrued royalties............................        --            4,614
     Other .......................................       1,696            816
                                                      --------        -------
                                                      $ 15,766        $35,536
                                                      ========        =======

                         DONNA KARAN INTERNATIONAL INC.

10.   1996 Stock Incentive Program

      In connection with the Offering, the Board of Directors of the Company granted options to purchase an aggregate of 1,389,500 shares of DKI Inc. common stock under the 1996 Stock Incentive Plan adopted on June 19, 1996 to certain employees of and consultants to the Company. The options vest in 25% installments commencing on the first anniversary of the date of the grant and have an exercise price of $24 per share. The options expire 10 years after the date of grant.

      In addition, in connection with the Offering, the Board of Directors of the Company granted awards of an aggregate of 105,100 shares of DKI common stock under the 1996 Stock Incentive Plan to certain employees of the Company and Donna Karan Japan. This award, which was treated as compensation expense, amounted to approximately $2.5 million.

11.   Sale of Interests in Affiliates

      The Company conducts operations in Japan through Donna Karan Japan. DSTF Japan Company has a profit sharing agreement (the "DSTF Agreement") with Donna Karan Japan whereby 90% of the income before taxes of Donna Karan Japan is allocated to DSTF Japan Company. On March 31, 1995, the Company sold 70% of its interest in the DSTF Agreement and 70% of the stock of Donna Karan Japan to a nonaffiliated party. The Company recognized a gain on this transaction, net of transaction costs, of $18.7 million. Subsequent to the sale, the Company records a 27% interest in the operations of Donna Karan Japan through its 30% interest in the DSTF Agreement and a 3% interest in the operations of Donna Karan Japan through its remaining interest in Donna Karan Japan. As a result, the Company has accounted for its combined 30% interest in the operations of Donna Karan Japan using the equity method of accounting. Simultaneously with the sales transaction, the Company entered into an agreement with Donna Karan Japan which provides for a fee based upon net sales of Donna Karan Japan. Management fee income, which is included in selling, general and administrative expenses, amounted to $0.5 million and $1.4 million during the three-and nine-month periods ended September 29, 1996, respectively. The equity investment in Donna Karan Japan of $2,535,000 and $5,308,000 as of December 31, 1995 and September 29, 1996, respectively, is included in "Deposits and other noncurrent assets" in the accompanying balance sheet.

12.   Revolving Credit Facility

      In September 1996, the Company entered into a new $150 million, three-year revolving Credit Facility (the "Facility"). Direct borrowings under the Facility bear interest at the lead bank's prime rate or, at the option of the Company, at a fixed spread over the London Interbank Offered Rate (LIBOR). The Facility is secured by accounts receivable, inventory and certain intangibles of the Company, as well as a pledge of all equity interests of the subsidiaries of The Company. The Facility also contains certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and restrict investments, additional indebtedness, and payment of dividends. No amounts were outstanding under the Facility at September 29, 1996. Unamortized deferred financing costs of $2.4 million related to the prior bank credit facility have been expensed and are included in interest expense for the third quarter of 1996.

13.   DKNY Jeans(R) Licensing Agreement

      On September 27, 1996, the Company entered into a 30-year licensing agreement with subsidiaries of Designer Holdings Ltd. for the exclusive production, sale and distribution of men's, women's, and, with certain exceptions, children's jeanswear under the DKNY Jeans(R) label (the "Jeans License"). Under the terms of the agreement, the Company received an initial payment of $6.0 million from Designer Holdings Ltd. to reimburse the Company for certain costs related to the start-up and development of the DKNY Jeans(R) label. The Company will receive additional payments aggregating $54.0 million over a four-year period, through the year 2000, which is included in due from licensee and deferred revenue in the accompanying financial statements. Of the $54.0 million, $24.0 million will be received in 1997, and $10.0 million will be received each year in 1998,1999, and 2000. This $54.0 million will be amortized into income over the 30-year life of the agreement. Following the transition of production, inventory and distribution on June 1, 1997, the Company will receive annual royalties of 7% on worldwide net sales of DKNY Jeans(R) label products, as well as an additional administrative fee of 2% on international net sales.

14.   Related Party Transactions

      As of July 3, 1996, the Company entered into a licensing agreement (the "Gabrielle License") with Gabrielle Studio, Inc. ("Gabrielle Studio"), a corporation owned by two of the Company's stockholders and their affiliated trusts, which grants the Company the exclusive rights to use the trademarks "Donna Karan", "Donna Karan New York", "DKNY", "DK", and all variations thereof. Under the Gabrielle License, the Company pays Gabrielle Studio a royalty on net sales of product bearing the licensed mark. During the three month period ended September 29, 1996, the Company incurred $4.6 million in royalty expense, which is included in cost of sales. In addition, the

                         DONNA KARAN INTERNATIONAL INC.

Company made a one-time payment of $4.6 million to Gabrielle Studio in connection with entering into the Gabrielle License, which is also included in cost of sales.

15.   Pro Forma Income Taxes

      The entities in the Predecessor Company were partnerships, or corporations that had elected to be taxed as S corporations pursuant to the Internal Revenue Code. In connection with the Offering, the Company became subject to Federal and additional state income tax. The pro forma provision for income taxes represents the income tax provisions that would have been reported if the Company had been subject to Federal and additional state income taxes.

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

      Concurrent with becoming subject to Federal and additional state income taxes, the Company recorded a deferred tax asset and a corresponding tax benefit in the statement of income in accordance with the provisions of SFAS No. 109. This was approximately $15.5 million, and, as of the date of the Offering, resulted in a total deferred tax asset of approximately $17.2 million which includes certain state and local tax assets recorded on a historical basis.

      Income tax expense for the three- and nine-month periods ended September 29, 1996 includes a provision for Federal, state and local taxes of approximately $3.3 million at an effective rate of approximately 43%. This amount is comprised of current expense of $6.3 million and a deferred benefit of $3.0 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

      Donna Karan International Inc. is one of the world's leading international fashion design houses. The Company designs, contracts for the production of, markets, and distributes "designer" and "bridge" collections of men's and women's clothing, sportswear, accessories, and shoes under the Donna Karan New York(R) and DKNY(R) brand names, respectively. The Company also develops, contracts for the production of, markets, and distributes collections of men's and women's fragrance, bath and body, and treatment products under the DK Men(TM) and Donna Karan New York(TM) brand names, respectively. In addition, the Company selectively has granted licenses for the manufacture and distribution of certain other products under the Donna Karan New York(R) and DKNY(R) brand names, including hosiery, intimate apparel, eyewear, children's apparel under the DKNY(R) brand name in Europe and the Middle East, and most recently a license for jeanswear under the DKNY Jeans(R) label.

      The following discussion provides information and analysis of the Company's results of operations for the three months ended October 1, 1995 and September 29, 1996 and for the nine months ended October 1, 1995 and September 29, 1996 . The Company utilizes a 52- or 53-week fiscal year ending on the Sunday nearest December 31. (Accordingly, the third quarters and nine months of 1995 and 1996 ended October 1, 1995 and September 29, 1996, respectively.) The third quarters in 1995 and 1996 contained 13 weeks and the nine months in 1995 and 1996 contained 39 weeks. As used in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Donna Karan New York(R) collections and the DKNY(R) collections each include apparel, accessories, and shoes.

      Certain statements contained herein are forward looking statements that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods or plans for future periods to differ materially from what was anticipated. Those risks include, among others, risks associated with the receipt, pricing and timing of customer orders, timing, terms and consummation of a joint venture, sale or licensing of the Company's beauty division, timing of and costs associated with new store openings, general competitive factors and a change in retailer or consumer acceptance of the Company's products.

      On September 27, 1996, the Company entered into a 30-year licensing agreement with subsidiaries of Designer Holdings Ltd. for the exclusive production, sale and distribution of men's, women's, and, with certain exceptions, children's jeanswear under the DKNY Jeans(R) label (the "Jeans License"). Under the terms of the agreement, the Company received an initial payment of $6.0 million from Designer Holdings Ltd. to reimburse the Company for certain costs related to the start-up and development of the DKNY Jeans(R) label. The Company will receive additional payments aggregating $54.0 million over a four-year period, through the year 2000. Of the $54.0 million, $24.0 million will be received in 1997, and $10.0 million will be received each year in 1998,1999, and 2000. This $54.0 million will be amortized into income over the 30-year life of the agreement. Following the transition of production, inventory and distribution on June 1, 1997, the Company will receive annual royalties of 7% on worldwide net sales of DKNY Jeans(R) label products, as well as an additional administrative fee on 2% on international net sales.

      On October 28, 1996, the Company announced that the Board of Directors had authorized management to explore strategic alternatives for the beauty division, including a joint venture, license or possible sale of the business. While revenues for the beauty division grew 74% in the third quarter of 1996 compared to the third quarter of 1995, revenues were approximately $5.0 million below the anticipated level. Management has concluded that the potential of the business would be better realized through a strategic alliance that would devote greater resources to the beauty business. Management's current projections are for the beauty division's revenues to continue to be below plan in the fourth quarter of 1996. As a result of the shortfall in the beauty business and incremental advertising expense related to the Company's Donna Karan New York(R) advertising campaign featuring Burce Willis and Demi Moore which will be incurred in the fourth quarter, the Company expects to report approximately break-even results for the fourth quarter of 1996.

Pro forma statements of income for the three months ended September 29, 1996 and October 1, 1995 -(Unaudited)

      The following table sets forth for the three-month periods ended October 1, 1995 and September 29, 1996 : (a) historical combined and consolidated statements of income data; (b) pro forma adjustments to reflect the Reorganization, the Offering, and certain other adjustments as if they had occurred on January 1, 1996 and January 2, 1995; and (c) pro forma combined and consolidated statements of income data.

                                        Three Months Ended September 29, 1996
                                     -------------------------------------------
                                      Historical       Pro Forma     Pro Forma
                                     Consolidated     Adjustments   Consolidated
                                     ------------     -----------   ------------
                                                    (In thousands)

Net revenues .........................  $ 173,415                     $ 173,415
                                        ---------                     ---------
Gross profit .........................     55,506        4,635(i)        60,141

Selling, general and
  administrative expenses ............     52,386       (5,347)(ii)      44,517
                                                        (2,522)(iii)
Reimbursement of certain
  costs related to license agreement .     (6,000)                       (6,000)
                                        ---------                     ---------
Operating income .....................      9,120                        21,624
Equity in earnings of affiliate ......      1,180                         1,180
Interest (expense) income, net .......     (2,518)         197(iv)           99
                                                         2,420(v)
Interest expense on distribution notes        (75)          75(vi)            0
                                        ---------                     ---------
Income before income taxes ...........      7,707                        22,903
Provision (benefit) for income taxes .    (12,157)      22,069(vii)       9,912
                                        ---------                     ---------
Net income ...........................  $  19,864                     $  12,991
                                        =========                     =========
Pro forma earnings per share .........                                $ 0.61(xi)
                                                                      =========

                                          Three Months Ended October 1, 1995
                                     -------------------------------------------
                                      Historical       Pro Forma     Pro Forma
                                       Combined       Adjustments     Combined
                                     ------------     -----------   ------------
                                                    (In thousands)
Net revenues                            $ 152,389                     $ 152,389
                                         --------                      --------
Gross profit                               56,162     (3,748)(viii)      52,414

Selling, general and
  administrative expenses                  34,288       (579)(ix)        33,709
                                         --------                      --------
Operating income                           21,874                        18,705
Equity in earnings of affiliate               816                           816
Interest expense, net                      (1,933)     1,694(x)             (90)
                                         --------        149(iv)       --------
Income before income taxes                 20,757                        19,431
Provision for income taxes                    735      7,522(vii)         8,257
                                         --------                      --------
Net income                               $ 20,022                      $ 11,174
                                         ========                      ========
Pro forma earnings per share                                           $0.52(xi)
                                                                       ========

(i) One-time fee of $4.6 million paid to a corporation owned by two of the Company's stockholders and their affiliated trusts pursuant to a licensing agreement.

(ii) One-time bonus under an employment agreement which amounted to $5.0 million, and additional one-time bonuses of $0.3 million paid to key executives relating to the Offering.
(iii) One-time charge of $2.5 million representing the award of 105,100 shares of common stock to certain employees pursuant to the Company's 1996 Stock Incentive Plan.
(iv) Reduction of $0.1 million and $0.2 million in 1995 and 1996, respectively, in amortization of deferred financing costs, which would have been written off in connection with repayment of outstanding indebtedness under the Company's credit agreement.
(v) Reduction in expense of $2.4 million related to the write-off of deferred financing costs in connection with repayment of outstanding indebtedness under the Company's credit agreement.
(vi) Reduction in interest expense on distribution notes of $0.1 million in 1996, assuming the distribution notes would not have been outstanding during the period.
(vii) Increase of $7.5 million and $22.1 million (including $15.5 million of deferred income tax assets recognized) in 1995 and 1996, respectively, for income tax expense based upon pro forma pre-tax income as if the Company had been subject to Federal and additional state income taxes.
(viii) Royalty of $3.7 million in 1995 to be paid to a corporation owned by two of the Company's stockholders and their affiliated trusts pursuant to a licensing agreement.
(ix) Decrease in aggregate compensation from $1.1 million to $0.5 million in 1995 for two of the Company's executives pursuant to their employment agreements.
(x) Reduction in interest costs of $1.7 million in 1995, assuming the application of up to $82.9 million (which amount represents the maximum amount outstanding during the period) of the proceeds from the Offering to reduce the actual outstanding indebtedness under the Company's credit agreement.
(xi) Pro forma earnings per share have been calculated using 21,468,034 shares, which assumes the number of shares outstanding after the Offering were outstanding for the entire period.

Comparison of the three months ended September 29, 1996 to the three months October 1, 1995

                                                Historical                             Pro Forma
                                         ------------------------                ------------------------
                                         1995                1996                1995                1996
                                         ----                ----                ----                ----
                                                             (Dollars in millions)
Net revenues ..................   $ 152.4    100.0%   $ 173.4    100.0%   $ 152.4    100.0%   $ 173.4    100.0%
Gross profit ..................      56.2     36.8       55.5     32.0       52.4     34.4       60.1     34.7
Selling, general and
  administrative expenses .....      34.3     22.5       52.4     30.2       33.7     22.1       44.5     25.7
Reimbursement of certain costs
  related to license agreement        --       --         6.0      3.5        --       --         6.0      3.5
Operating income ..............      21.9     14.4        9.1      5.3       18.7     12.3       21.6     12.5
Equity in earnings of affiliate        .8       .5        1.2       .7         .8       .5        1.2       .7
Net income ....................      20.0     13.1       19.9     11.5       11.2      7.3       13.0      7.5

      Net revenues were $173.4 million in the third quarter of 1996, an increase of 13.8% from the net revenues of $ 152.4 million recorded in the third quarter of 1995. This increase was due primarily to: a $7.8 million, or 63.4%, increase in the DKNY(R) men's collections; a $4.2 million, or 28.7%, increase in outlet stores and licensing; a $4.8 million, or 74.0%, increase in beauty products; a $3.2 million, or 3.8%, increase in DKNY(R) women's collections; and a $2.0 million, or 15.9%, increase in Donna Karan New York(R) collections for men. The increase was somewhat offset by a decrease of $1.0 million, or 4.1%, in the Donna Karan New York(R) collections for women.

      The increase in the DKNY(R) men's collections resulted from continued growth in international sales, as well as domestic growth. The increase in outlet store and licensing was due to an increase in the number of outlet stores and an increase in same store sales. The increase in the Beauty Division was primarily due to expanded distribution and the expanded product offerings in 1996 compared to 1995, including the launch of Chaos(TM) in the third quarter of 1996. The increase in the DKNY(R) women's collections resulted primarily from international and domestic growth in its DKNY(R) accessories business. The increase in Donna Karan New York(R) collections for men primarily resulted from international growth, as well as domestic growth. The decrease in net revenue in the Donna Karan New York(R) collections for women resulted primarily from the reduction of the accessories business as it is refocused from a collection-coordinated line to a "main floor" line.

      Gross profit as a percent of sales was 32.0% and 36.8% (34.7% and 34.4% on a pro forma basis) in the third quarter of 1996 and 1995, respectively. The decrease in the historical gross margin was primarily attributable to $9.2 in royalty fees expensed in 1996, as cost of sales, in connection with the license agreement (the "Gabrielle License") between Donna Karan Studio and Gabrielle Studio, Inc., a corporation owned by two of the Company's stockholders and their affiliated trusts. (See Note 14 to Financial Statements). Included in this royalty fee was a $4.6 million one-time payment made by the Company in connection with entering into the Gabrielle License. The slight improvement in the gross margin percentage, on a pro forma basis, was primarily attributable to leveraging relatively fixed production costs as a result of increased sales volume.

      Selling, general and administrative expenses increased to 30.2% (25.7% on a pro forma basis) of net revenues in the third quarter of 1996 from 22.5% (22.1% on a pro forma basis) of net revenues for the same period of 1995. The increase in the pro forma selling, general and administrative expense primarily was due to the expansion of the Company's international division to service its increasing international business; costs for infrastructure spending and costs associated with being a public company; and advertising expense related to the Company's Donna Karan New York(R) advertising campaign featuring Bruce Willis and Demi Moore. The increase in the historical selling, general and administrative expense, additionally reflected the one-time charges incurred in connection with the Offering (see Notes (ii), (iii) and (ix), above in the Pro Forma Statements of Income).

      Reimbursement of certain costs for license consisted of a $6.0 million one-time reimbursement of certain costs related to the start-up and development of the DKNY Jeans(R) label in connection with the Jeans License.

      Operating income decreased to $9.1 million in the third quarter of 1996 from $21.9 million in the same period in 1995. On a pro forma basis, operating income increased to $21.6 million in the third quarter of 1996 from $18.7 million in the same period in 1995.

      Interest expense increased to $2.5 million in the third quarter of 1996, or 30.3%, from $1.9 million in the same period in 1995 primarily due to the write-off of $2.4 million of deferred financing charges in 1996, offset by a reduction in outstanding borrowings during the third quarter of 1996.

      Provision for income taxes on a historical basis reflected the recognition in the third quarter of 1996 of a $15.5 million deferred tax asset in connection with the Company becoming subject to Federal and additional state income taxes, which amount was offset by a provision for income taxes of $3.3 million. During the same period in 1995, the Company was not subject to Federal and certain state income taxes. On a pro forma basis, income taxes were recorded as if the Company had been subject to Federal and additional state income taxes for the entire 1996 and 1995 periods.

      Net income for the third quarter was $19.9 million ($13.0 million on a pro forma basis) in 1996 and $ 20.0 million ($11.2 million on a pro forma basis) in 1995.

Pro forma statements of income for the nine months ended September 29, 1996 and October 1, 1995 -(Unaudited)

      The following table sets forth for the nine-month periods ended October 1, 1995 and September 29, 1996: (a) historical combined and consolidated statements of income data; (b) pro forma adjustments to reflect the Reorganization, the Offering, certain other adjustments as if they had occurred on January 1, 1996 and January 2, 1995, and adjustments arising from the sale of the Company's 70% interest in the operations of Donna Karan Japan as if it had occurred on January 2, 1995; and (c) pro forma combined and consolidated statements of income data.

                                         Nine Months Ended September 29, 1996
                                     -------------------------------------------
                                                       Pro Forma
                                      Historical      Adjustments    Pro Forma
                                      ----------      -----------    ---------
                                                    (In thousands)
Net revenues                          $ 450,641                       $ 450,641
                                      ---------                       ---------
Gross profit                            145,512       (7,248)(i)        142,899
                                                       4,635(ii)
Selling, general and
  administrative expenses               129,829       (1,500)(iii)      120,460
                                                      (5,347)(iv)
                                                       (2,522)(v)
Reimbursement of certain costs
  related to license agreement           (6,000)                         (6,000)
                                      ---------                       ---------
Operating income                         21,683                          28,439
Equity in earnings of affiliate           2,789                           2,789
Interest expense, net                    (6,814)       3,475(vi)            (82)
                                                       837(vii)

Interest expense on distribution notes   (1,957)      1,957(viii)             0
                                      ---------        2,420(ix)      ---------

Income before income taxes               15,701                          31,146
Provision (benefit) for income taxes    (11,712)       25,202(x)         13,490
                                      ---------                       ---------
Net income                            $  27,413                       $  17,656
                                      =========                       =========

Pro forma earnings per share                                          $0.82(xii)
                                                                      =========

                                          Nine Months Ended October 1, 1995
                                     -------------------------------------------
                                                       Pro Forma
                                      Historical      Adjustments      Pro Forma
                                      ----------      -----------      ---------
                                                    (In thousands)

Net revenues                          $ 375,813       (5,521)(xi)     $ 370,292
                                      ---------                       ---------
Gross profit                            131,477       (6,814)(xi)       115,456
                                                      (9,207)(i)
Selling, general and
  administrative expenses                98,988       (4,828)(xi)        92,423
                                      ---------      (1,737)(iii)     ---------
Operating income                         32,489                          23,033
Equity in earnings of affiliate           2,207          394(xi)          2,601
Interest expense, net                    (5,851)       4,929(vi)           (490)
                                                        432(vii)

Gain on sale of interest in affiliates   18,673      (18,673)(xi)             0
                                      ---------                       ---------
Income before income taxes               47,518                          25,144
Provision for income taxes                2,095         8,640(x)         10,735
                                      ---------                       ---------

Net income                            $  45,423                       $  14,409
                                      =========                       =========
Pro forma earnings per share                                          $0.67(xii)
                                                                      =========

(i) Royalties of $9.2 million and $7.2 million in 1995 and 1996, respectively, to be paid to a corporation owned by two of the Company's stockholders and their affiliated trusts pursuant to a licensing agreement.
(ii) One-time fee of $4.6 million paid to a corporation owned by two of the Company's stockholders and their affiliated trusts pursuant to a licensing agreement.
(iii) Decrease in aggregate compensation from $3.2 million to $1.5 million in 1995, and from $2.5 million to $1.0 million in 1996 for two of the Company's executives pursuant to their employment agreements.
(iv) One-time bonus under an employment agreement which amounted to $5.0 million and additional one-time bonuses of $0.3 million paid to key executives relating to the Offering.
(v) One-time charge of $2.5 million representing the award of 105,100 shares of common stock to certain employees pursuant to the Company's 1996 Stock Incentive Plan.
(vi) Reduction in interest costs of $4.9 million and $3.5 million in 1995 and 1996, respectively, assuming the application of up to $82.9 million and $90.4 million in 1995 and 1996, respectively (which amounts represent the maximum amount outstanding during the periods) of the proceeds from the Offering to reduce the actual outstanding indebtedness under the Company's credit agreement.
(vii) Reduction of $0.4 million and $0.8 million in 1995 and 1996, respectively, in amortization of deferred financing costs, which would have been written off in connection with repayment of outstanding indebtedness under the Company's credit agreement.
(viii)Reduction in interest expense on distribution notes of $2.0 million in 1996, assuming the distribution notes would not have been outstanding during the period.
(ix) Reduction in expense of $2.4 million related to the write-off of deferred financing costs in connection with the refinancing of outstanding indebtedness under the Company's credit agreement.
(x) Increase of $8.6 million and $25.2 million (including $15.5 million of deferred income tax assets recognized) in 1995 and 1996, respectively, for income taxes based upon pro forma pre-tax income as if the Company had been subject to Federal and additional state income taxes for the entire period.
(xi) Adjustments to reflect the Company's sale of its 70% interest in the operations of Donna Karan Japan, as if it had occurred on January 2, 1995. The gain of $18.7 million has been excluded, and as a result of this sale, the Company's combined statement of income has been adjusted to reflect the accounting for the Company's interest in Donna Karan Japan using the equity method of accounting for the period from January 2, 1995 until March 31, 1995, the date of the sale. Accordingly, net revenues have been decreased by $5.5 million, which reflects the difference between net revenues generated by sales from Donna Karan Japan to its customers and those net revenues of the Company derived from sales to Donna Karan Japan (as if Donna Karan Japan were a customer of the Company); gross profit has been decreased by $6.8 million; and selling, general and administrative expenses have been decreased by $4.8 million, which included management fee income of $0.3 million from an agreement with Donna Karan Japan. In addition, under the equity method of accounting, $0.4 million of equity in earnings of affiliate has been recorded to reflect the Company's portion of Donna Karan Japan's net income (See Note 11).
(xii) Pro forma earnings per share have been calculated using 21,468,034 shares, which assumes the number of shares outstanding after the Offering were outstanding for the entire period.

Comparison of the nine months ended September 29, 1996 to the nine months ended October 1, 1995

                                               Historical                               Pro Forma
                                        ------------------------                ------------------------
                                        1995                1996                1995                1996
                                        ----                ----                ----                ----
                                                            (Dollars in millions)
Net revenues ..................  $ 375.8    100.0%   $ 450.6    100.0%   $ 370.3    100.0%   $ 450.6    100.0%
Gross profit ..................    131.5     35.0      145.5     32.3      115.5     31.2      142.9     31.7
Selling, general and
  administrative expenses .....     99.0     26.3      129.8     28.8       92.4     24.9      120.5     26.7
Reimbursement of certain costs
  related to license agreement       --       --         6.0      1.3        --       --         6.0      1.3
Operating income ..............     32.5      8.6       21.7      4.8       23.0      6.2       28.4      6.3
Equity in earnings of affiliate      2.2       .6        2.8       .6        2.6       .7        2.8       .6
Net income ....................     45.4     12.1       27.4      6.1       14.4      3.9       17.7      3.9

    Net revenues were $450.6 million in the nine months ended September 29, 1996, an increase of 19.9% (21.7% on a pro forma basis) from the net revenues of $375.8 million ($370.3 million on a pro forma basis) recorded in the nine months ended October 1, 1995. The increase was due primarily to: a $27.2 million, or 12.9%, increase in the DKNY(R) women's collections; a $26.5 million, or 109.3%, increase in the DKNY(R) men's collections; a $9.9 million, or 25.4%, increase in outlet stores and licensing; a $8.4 million, or 29.4%, increase in Donna Karan New York(R) collections for men and a $7.3 million, or 44.8%, increase in beauty products. The increase was somewhat offset in the nine months ended September 29, 1996 by a decrease of $4.4 million, or 7.7%, in the Donna Karan New York(R) Collections for women from the same period in 1995. Revenues on a pro forma basis were impacted by the sale of Donna Karan Japan (see Note 11 to Financial Statements).

      The increase in DKNY(R) women's collections was the result of growth in DKNY(R) apparel combined with strong growth in DKNY(R) accessories. Both apparel and accessories experienced more rapid growth internationally. The increase in net revenue in the DKNY(R) men's collections resulted from significant growth in international sales, as well as domestic growth. The increase in outlet store and licensing was primarily due to an increase in the number of outlet stores and an increase in same store sales. The increase in Donna Karan New York(R) collections for men primarily resulted from growth internationally, as well as domestically. The increase in the Beauty Division was due to expanded distribution and to expanded product offerings in 1996 compared to 1995, including the launch of Chaos(TM), in the third quarter of 1996. The decrease in net revenue in the Donna Karan New York(R) collections for women resulted primarily from a planned reduction in the number of doors carrying the women's collections in anticipation of the introduction of the new Signature collection for Spring 1997 and the reduction of the accessories business as it is refocused from a collection-coordinated line to a "main floor" line.

      Gross profit as a percent of sales was 32.3% and 35.0% (31.7% and 31.2% on a pro forma basis) during the first nine months of 1996 and 1995, respectively. The decrease in the historical gross margin was primarily attributable to $9.2 in royalty fees expensed in connection with the Gabrielle License (see Note 14 to Financial Statements) as well as the impact of the sale of 70% of the operations of Donna Karan Japan as described in footnote (xi) above. These royalty fees are included in cost of sales. Included in the royalty fees was a $4.6 million one-time payment made by the Company in connection with entering into the Gabrielle License The slight improvement in the gross margin percentage, on a pro forma basis, was primarily attributable to leveraging relatively fixed production costs as a result of increased sales volume.

      Selling, general and administrative expenses increased to 28.8% (26.7% on a pro forma basis) of net revenues in the nine months ended September 29, 1996 from 26.3% (24.9% on a pro forma basis) of net revenues for the same period of 1995. The increase in the pro forma selling, general and administrative expense primarily was due to the expansion of the Company's international division to service its increasing international business; costs for infrastructure spending and costs associated with being a public company. The increase in the historical selling, general and administrative expense additionally reflected the one-time charges incurred in connection with the Offering which was somewhat offset by the effect of the sale of the Company's 70% interest in Donna Karan Japan. (See Notes (iii), (iv), (v) and (xi) in the above Pro Forma Statements of Income)

      Reimbursement of certain costs for license consisted of a $6.0 million one-time reimbursement of certain costs related to the start-up and development of the DKNY Jeans(R) label in connection with the Jeans License.

      Operating income decreased to $21.7 million in the nine months ended September 29, 1996 from $32.5 million in the same period in 1995. On a pro forma basis, operating income increased to $28.4 million in the third quarter of 1996 from $23.0 million in the same period in 1995.

      Interest expense increased to $6.8 million in the nine months ended September 29, 1996, or 16.5%, from $5.9 million in the same period in 1995 primarily due to the write-off of $2.4 million of deferred financing charges in 1996, offset by a reduction in outstanding borrowings in 1996.

      Interest expense on distribution notes was incurred on the distribution notes that were issued to the former principals of the Company and their affiliates, which were paid on July 3, 1996 with the proceeds from the Offering.

      Provision for income taxes on a historical basis reflected the recognition in the third quarter of 1996 of a $15.5 million deferred tax asset in connection with the Company becoming subject to Federal and additional state income taxes, which amount was offset by a provision for income taxes in such quarter of $3.3 million. During the same period in 1995 and for the first half of 1996, the Company was not subject to Federal and certain state income taxes. On a pro forma basis, income taxes were recorded as if the Company had been subject to Federal and additional state income taxes for the entire 1996 and 1995 periods.

      Net income decreased, on an historical basis, to $27.4 million in the first nine months of 1996 from $45.4 million in the first nine months of 1995. This decrease was primarily due to the factors described above and the gain on the sale of Donna Karan Japan in March of 1995 of $18.7 million. On a pro forma basis, net income increased to $17.7 million for the first nine months of 1996 from $14.4 million for the first nine months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company's principal need for funds was to finance working capital (principally inventory and receivables), capital expenditures, and investments in the start up of new collections and the extension of existing collections. The Company has relied on cash flow from operations, bank lines of credit, and term loans for its capital requirements.

      Subsequent to the consummation of the Offering, the Company's cash flow needs have changed as a result of (i) reduced interest costs associated with the application of the net proceeds of the Offering to reduce outstanding indebtedness under the Company's credit agreement, (ii) decreased compensation for two of the Company's executives pursuant to their new employment agreements, and (iii) the absence of distributions, primarily for payment of taxes, paid by the Company to the principals and stockholders of the intermediate holding companies. Offsetting such changes will be the need to apply funds to the payment of Federal and additional state and local income taxes and royalties pursuant to the Gabrielle License . Any net use of cash for such changes is expected to be funded through operations.

      At September 29, 1996, the Company had working capital of $180.9 million, compared to working capital of $92.6 million at December 31, 1995. Changes in working capital included an increase in accounts receivable of $23.6 million, an increase in inventories of $8.4 million, and a decrease in accounts payable of $16.4 million, in each case due to revenue growth and the effects of seasonality; an increase of $15.0 million of deferred income taxes recorded in part as a result of the Company becoming subject to Federal and additional state income taxes; an increase of $30.0 million for amounts due under the Jeans License; an increase in accrued expenses of $19.8 million primarily due to accruals for income taxes, royalties due under the Gabrielle License and other operating expense accruals, and a decrease in the current portion of long-term debt of $7.5 million in connection with the repayment of debt with the proceeds from the Offering.

      On September 18, 1996, the Company closed a new $150.0 million, three-year revolving credit facility (the "New Credit Facility"), which includes a $60.0 million subfacility for letters of credit and a $30.0 million subfacility for loans in certain foreign currencies. Borrowings under the New Credit Facility will bear interest at the lead bank's prime rate or, at the option of the Company, at a fixed margin (ranging from 0.5% to 0.75%) over LIBOR. The outstanding balance under the New Credit Facility will be required to be paid down below a specified level for 45 days each year. The New Credit Facility is secured by accounts receivable, inventory, and certain intangibles of the Company and a pledge of all the equity interests of the subsidiaries of the Company. The New Credit Facility includes financial and other restrictive covenants, including a limitation on additional debt which can be incurred and on the amount of dividends which the Company can pay. The New Credit Facility will be used for working capital needs and general corporate purposes.

      Capital expenditures, primarily for equipment, machinery, computers, office furniture, leasehold improvements, and outlet stores, were approximately $3.2 million and $0.7 million for the quarters ended September 29, 1996 and October 2, 1995, respectively. Capital expenditures for the nine months ended September 29, 1996 and October 2, 1995 were $10.0 million and $3.9 million, respectively. The Company is continuing to evaluate its alternatives with respect to the proposed consolidation of its New Jersey warehouse facilities. As a result, the Company has not at this time accrued the charge with respect to such consolidation that it had previously anticipated to incur.

      The Company anticipates that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flow from operations, supplemented by borrowings under the New Credit Facility.

Seasonality of Business

      As previously disclosed, the Company's business varies with general seasonal trends that are characteristic of the apparel and beauty industries, and it generally experiences lower net revenues and net income in the first half of each fiscal year as compared to the second half of its fiscal year. Accordingly, the Company's outstanding borrowings under its credit agreement, historically, have been lower on or about its fiscal year end. On a quarter to quarter basis, the Company's operations may vary with production and shipping schedules, the introduction of new products, and variation in the timing of certain holidays from year to year. To the extent the Company continues to expand its business, the Company's operating performance may not reflect the typical seasonality of the apparel and beauty industries.

      The Company historically has experienced lower net revenues in the second quarter than in other quarters due to (i) lower demand among retail customers typical of the apparel industry, and (ii) certain expenses that are constant throughout the year being relatively higher as a percentage of net revenues. To the extent sales of the Company's beauty products increase relative to sales of its other products, the Company's net revenues and operating income will be increasingly influenced by the seasonality of the beauty industry. In general, the fragrance portion of the beauty industry experiences lower net revenues and operating income in the first three quarters and has substantially higher net revenues and operating income in the fourth quarter. Fragrance products are the primary component of the Company's beauty business.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            10.1 -  Credit Agreement, dated as of September 18, 1996, among
                    The Donna Karan Company, The Donna Karan Company Store, G.P., Donna Karan Studio, DK Footwear Partners, the institutions from time to time parties thereto, and Citibank N.A. as administrative agent.

              27 -  Financial Data Schedule

        (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended September 29, 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DONNA KARAN INTERNATIONAL INC.
                                               (Registrant)


Date: November 13, 1996               By:/s/ Stephen L. Ruzow
                                          ----------------------------
                                         Stephen L. Ruzow, President &
                                           Chief Operating Officer


Date: November 13, 1996               By: /s/ Joseph B. Parsons
                                          ----------------------------
                                         Joseph B. Parsons, Executive
                                           Vice President &
                                           Chief Financial Officer