Form 10-Q/A
period 1996-09-29
DONNA KARAN INTERNATIONAL INC
filed 1997-03-26
CIK 1012369

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                         -----------------------------------
                                     FORM 10-Q/A
                         -----------------------------------
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1996
                                          OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to


Commission File Number 1-11805

                       ---------------------------------------

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES X     NO
                                       ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         CLASS                                OUTSTANDING AS
Common Stock, par value $.01*               OF NOVEMBER 7, 1996
                                            -------------------
                                                21,468,034

   * Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.

                            DONNA KARAN INTERNATIONAL INC.
                                  INDEX TO FORM 10-Q


Items 1 and 2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996 are hereby amended, and, as so amended, are restated below in their entirety.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
                                                                          PAGE

Statements of income for the three months and nine months ended
October 1, 1995 and September 29, 1996, respectively. . . . . . . . . . .    3

Balance sheets as of December 31, 1995 and September 29, 1996 . . . . . .    4

Statements of cash flows for the nine months ended
October 1, 1995 and September 29, 1996, respectively. . . . . . . . . . .    5

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . .    6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations . . . . . . . . . . . . . . . . . . . . . .   11

                                                       DONNA KARAN INTERNATIONAL INC.

                                                       STATEMENTS OF INCOME  (NOTE 5)
                                                                 (UNAUDITED)

                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  -------------------                -----------------
                                              OCTOBER 1,       SEPTEMBER 29,      OCTOBER 1,   SEPTEMBER 29,
                                                 1995             1996 *             1995         1996 *
                                                 ----             ----               ----         ----

                                                                      (IN THOUSANDS)

Net revenues. . . . . . . . . . . . . . .     $ 152,389        $ 173,415         $ 375,813       $450,641

Cost of sales . . . . . . . . . . . . . .        96,227          117,909           244,336        305,129
                                              ---------        ---------         ---------       --------

Gross profit. . . . . . . . . . . . . . .        56,162           55,506           131,477        145,512

Selling, general and administrative expenses     34,288           52,386            98,988        129,829
                                              ---------        ---------         ---------       --------

Operating income. . . . . . . . . . . . .        21,874            3,120            32,489         15,683

Other income (expense):
  Equity in earnings of affiliates . . . .          816            1,180             2,207          2,789
  Interest expense, net. . . . . . . . . .       (1,933)          (2,518)           (5,851)        (6,814)
  Interest expense on distribution notes .          --               (75)             --           (1,957)
  Gain on sale of interest in affiliates .          --               --             18,673            --
                                              ---------        ---------         ---------       --------

Income before income taxes . . . . . . . .       20,757            1,707            47,518          9,701

Provision (benefit) for income taxes . . .          735          (14,737)            2,095        (14,292)
                                              ---------        ---------         ---------       --------

Net income . . . . . . . . . . . . . . . .    $  20,022        $  16,444         $  45,423       $ 23,993
                                              ---------        ---------         ---------       --------
                                              ---------        ---------         ---------       --------

PRO FORMA

Historical income before income taxes. . .    $  20,757        $   1,707         $  47,518       $  9,701

Pro forma adjustments other than income
  taxes. . . . . . . . . . . . . . . . . .       (1,326)            --              (2,109)        (1,436)
                                              ---------        ---------         ---------       --------

Pro forma income before income taxes . . .       19,431            1,707            45,409          8,265

Pro forma provision for income taxes . . .        8,257              755            19,389          3,601
                                              ---------        ---------         ---------       --------

Pro forma net income . . . . . . . . . . .    $  11,174        $     952         $  26,020       $  4,664
                                              ---------        ---------         ---------       --------
                                              ---------        ---------         ---------       --------

PER SHARE DATA

Net income per share . . . . . . . . . . .    $    0.93        $    0.77         $    2.12       $   1.12
                                              ---------        ---------         ---------       --------
                                              ---------        ---------         ---------       --------

Common shares outstanding. . . . . . . . .   21,468,034       21,468,034        21,468,034     21,468,034
                                             ----------       ----------        ----------     ----------
                                             ----------       ----------        ----------     ----------

* Restated (see Note 13)

                            See Note to Financial Statements.

                            DONNA KARAN INTERNATIONAL INC.

                                    BALANCE SHEETS


                                                  (PREDECESSOR)
                                                   DECEMBER 31,    SEPTEMBER 29,
                                                       1995            1996
                                                       ----            ----
                                                    (AUDITED)      (UNAUDITED)


                                                          (IN THOUSANDS)

ASSETS

Current assets:
     Cash. . . . . . . . . . . . . . . . . . . . .    $ 12,153       $ 18,012
     Accounts receivable, net of allowances of
       $22,507 at December 31, 1995 and $29,946 at
       September 29, 1996 . . . . . . . . . . . .       62,231         85,827

     Inventories. . . . . . . . . . . . . . . . .       85,655         94,066
     Deferred income taxes. . . . . . . . . . . .        1,400         16,400
     Prepaid expenses and other current assets. .        8,546         11,705
                                                         -----         ------

       Total current assets . . . . . . . . . . .      169,985        226,010

     Property and equipment, at cost - net. . . .       22,505         27,885
     Deferred income taxes. . . . . . . . . . . .          300          3,800
     Deposits and other noncurrent assets . . . .       11,185         16,568
                                                        -----          ------

                                                     $ 203,975      $ 274,263
                                                     ---------      ---------
                                                     ---------      ---------


LIABILITIES AND STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL

Current liabilities:
     Accounts payable . . . . . . . . . . . . . .     $ 53,825       $ 37,456
     Accrued expenses and other current liabilities     15,766         32,956

     Current portion of long-term debt. . . . . .        7,759            276
                                                         -----            ---

       Total current liabilities. . . . . . . . .       77,350         70,688
     Long-term debt . . . . . . . . . . . . . . .       45,779            109
     Stockholders' equity and partners' capital:
       Common stock of intermediate entities  . .        1,146          --
       Common stock . . . . . . . . . . . . . . .          --             215
       Additional paid in capital . . . . . . . .          --         186,899
       Retained earnings and partners' capital. .       79,748         16,444
       Cumulative translation adjustment. . . . .          (48)           (92)
                                                      ---------       --------
       Total stockholders' equity and partners'
         capital. . . . . . . . . . . . . . . . .       80,846        203,466
                                                        ------      ---------

                                                     $ 203,975       $274,263
                                                      --------        -------
                                                      --------        -------


                          See Note to Financial Statements.

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                      NINE MONTHS ENDED
                                                                      -----------------
                                                                  OCTOBER 1,   SEPTEMBER 29,
                                                                      1995         1996
                                                                     -----         ----

                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . .             $ 45,423       $ 23,993
Adjustments to reconcile net cash provided by (used in)
operating activities, as adjusted for effect of sale of Donna
Karan Japan:
  Depreciation and amortization. . . . . . . . . . . .                4,098          6,072
  Provision for bad debts. . . . . . . . . . . . . . .                  408            (97)
  Equity in earnings of affiliate. . . . . . . . . . .               (2,207)        (2,789)
  Deferred taxes . . . . . . . . . . . . . . . . . . .                 --          (18,500)
  Stock award grant. . . . . . . . . . . . . . . . . .                 --            2,522

  Gain on sale of interests in affiliates. . . . . . .              (18,673)         --
  Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivables . . .                7,761        (23,499)
     Increase in inventories . . . . . . . . . . . . .              (24,820)        (8,455)
     Increase in prepaid expenses and other current assets          (15,681)        (3,159)
     Increase in deposits and other noncurrent assets.                 (261)        (4,043)
     Increase in accounts payable, accrued expenses, and
       other current liabilities . . . . . . . . . . .               18,811            821
                                                                     ------            ---

Net cash provided by (used in) operating activities. .               14,859        (27,134)
                                                                     ------        --------

INVESTING ACTIVITIES
Purchase of property and equipment . . . . . . . . . .               (3,944)       (10,003)
Net cash from sale of interests in affiliates. . . . .               23,526            --
                                                                     ------        -------

Net cash provided by (used in ) investing activities .               19,582        (10,003)
                                                                     ------        --------

FINANCING ACTIVITIES
Net increase (decrease) in borrowing under revolving credit
  facility . . . . . . . . . . . . . . . . . . . . . .                6,683         (7,961)
Payments under capital lease . . . . . . . . . . . . .                 (239)          (192)
Repayment of distribution notes. . . . . . . . . . . .                  --        (114,484)
Repayments of long-term debt . . . . . . . . . . . . .              (12,675)       (45,000)
Distributions to partners. . . . . . . . . . . . . . .              (22,536)       (25,387)
Issuance of common stock . . . . . . . . . . . . . . .                  --         236,020
                                                                    -------        -------

Net cash (used in) provided by financing activities. .              (28,767)        42,996
                                                                    --------        ------

Increase in cash . . . . . . . . . . . . . . . . . . .                5,674          5,859
Cash at beginning of period. . . . . . . . . . . . . .                3,728         12,153
                                                                      -----         ------


Cash at end of period. . . . . . . . . . . . . . . . .             $  9,402       $ 18,012
                                                                   --------       --------
                                                                   --------       --------

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid. . . . . . . . . . . . . . . . . . . . .             $  4,984       $  6,145
                                                                   --------       --------
                                                                   --------       --------


Taxes paid . . . . . . . . . . . . . . . . . . . . . .             $  2,062      $     474
                                                                   --------       --------
                                                                   --------       --------

                        See Note to Financial Statements.

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

2.   BASIS OF PRESENTATION

     Donna Karan International Inc. ("DKI") was incorporated in Delaware in April 1996. In connection with DKI's initial public offering of stock (the "Offering") on July 3, 1996, the former principals of the predecessor group of companies and certain of their affiliates simultaneously contributed to DKI all of the outstanding stock and partnership interests in the entities that comprised the predecessor group of companies, in exchange for common stock (the "Reorganization"). The accompanying predecessor combined financial statements include the results of operations for the period from January 2, 1995 to October 1, 1995, and from January 1, 1996 to July 2, 1996 of The Donna Karan Company, Donna Karan Studio, The Donna Karan Company Store G.P., DK Footwear Partners, Takihyo Fashion Company, L.P., Takihyo Design Company, L.P., TFT Store Company, L.P., TFT Shoe Company, L.P., TFT Japan Company, L.P., and DSTF Japan Company, which are affiliated general and limited partnerships; Gabby Apparel, Inc., Tolara Tetragon Inc., Full Requirements Merchandising, Inc., The Donna Karan Store Corporation, Tomio Tangents, Inc., Formal Reserve Management, Inc., DK Shoe Corp., Tangents Two, Inc., First Run Management, Inc., Gabrielle Japan, Inc., TT DK Japan, Inc., and FM DK Japan, Inc., which are affiliated United States corporations; Donna Karan Canada Inc., Donna Karan (H.K.) Limited and Donna Karan Italy, S.R.L., Donna Karan Italy Shoe Company, S.R.L., which are foreign corporations; and, for the period it was a wholly-owned subsidiary (see
Note 11), Donna Karan Japan, K.K. ("Donna Karan Japan"), a Japanese joint stock company (together, the " Predecessor Company").

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

3.   DISTRIBUTION NOTES

     On April 16, 1996, the Company issued to its former principals and certain of their affiliates distribution notes totaling $114,484,000,which represented an estimate of the cumulative undistributed taxable income (on which taxes previously have been paid) of the Predecessor Company since its inception through the anticipated closing date of the Offering. The notes bore interest at a rate of 8% per annum, and were repaid with the proceeds from the Offering see Note 4).

                            DONNA KARAN INTERNATIONAL INC.

4.   INITIAL PUBLIC OFFERING

     Effective July 3, 1996, the Company sold 10,750,000 shares of its common stock in an initial public offering. Net proceeds of the Offering, after deducting underwriting discounts and commissions, and professional fees aggregated $236.0 million. Proceeds of the Offering were used to retire the distribution notes and accrued interest thereon totaling approximately $116.4 million, to repay the Predecessor Company's term loans and the revolving line of credit which totaled approximately $76.8 million, to pay a certain one-time bonus under an employment agreement which amounted to approximately $5.0 million (which is included in selling, general and administrative expenses) and to pay a one-time fee under a license agreement which amounted to approximately $4.6 million (which is included in cost of sales). The remaining $33.2 million was used for other general corporate purposes.

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

     Selected statement of income data for the nine months ended September 29, 1996 are as follows (the date of the Offering has been deemed to be July 1, 1996):



                                      NINE  MONTHS ENDED SEPTEMBER 29, 1996
                                   -------------------------------------------
                                                    JULY 1 TO      NINE MONTHS
                                   JANUARY 1 TO    SEPTEMBER 29,       ENDED
                                   JUNE 30, 1996       1996     SEPTEMBER 29, 1996
                                   (PREDECESSOR)    (COMPANY)      CONSOLIDATED
                                   -------------    ---------      ------------

                                                  (IN THOUSANDS)

  Net revenues                      $ 277,226       $173,415      $ 450,641
  Gross profit                         90,006         55,506        145,512
  Operating income                     12,563          3,120         15,683
  Other income (expense)               (4,569)        (1,413)        (5,982)
                                    ----------      ---------     ----------
  Income before income taxes            7,994          1,707          9,701
  Provision (benefit) for income
    taxes                                 445        (14,737)       (14,292)
                                    ---------       --------      ----------
  Net income                        $   7,549      $  16,444      $  23,993
                                    ---------       --------      ----------
                                    ---------       --------      ----------


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


     Pro forma earnings per share for the nine months ended September 29, 1996 and October 1, 1995 were $0.12 and $1.43, respectively, and for the quarters ended September 29, 1996 and October 1, 1995 were $0.04 and $0.63, respectively. Pro forma per share information prior to the Offering is based upon (a) 10,612,934 shares of common stock outstanding during the period,

                            DONNA KARAN INTERNATIONAL INC.

7.   PER SHARE INFORMATION (CONTINUED)

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

     Supplementary pro forma earnings per share for the nine months ended September 29, 1996 and October 1, 1995 were $0.23 and $1.35, respectively, and for the quarters ended September 29, 1996 and October 1, 1995 were $0.04 and $0.58, respectively. Supplementary pro forma per share information prior to the Offering is based upon 10,612,934 shares of common stock outstanding during the period increased by (a) the sale of 5,298,998 shares of common stock at an offering price of $24.00 per share ($21.96, net of expenses), the proceeds of which would be necessary to pay approximately $116.4 in satisfaction of the distribution notes, (b) the sale of 3,279,827 shares of common stock, at an offering price of $24.00 per share, ($21.96, net of expenses), the proceeds of which would be necessary to repay approximately $72.0 million to the Company's lenders for the term loans under the Company's credit facility and to reduce the amount outstanding under the Company's revolving line of credit, and (c) 105,100 shares of common stock which the Company awarded to certain employees pursuant to the Company's stock incentive plan. Supplementary pro forma per share information for the quarter ended September 29, 1996 is based upon 21,468,034 shares outstanding subsequent to the Offering. Supplementary pro forma per share information for the nine months ended September 29, 1996 is based upon the weighted average number of shares outstanding during the period.

8.   INVENTORIES

     Inventories consist of the following (in thousands):

                                                  DECEMBER 31,   SEPTEMBER 29,
                                                      1995            1996
                                                      ----            ----
     Raw materials  . . . . . . . . . . . . . .     $16,369        $21,325
     Work in process. . . . . . . . . . . . . .      11,697         11,055
     Finished goods . . . . . . . . . . . . . .      57,589         61,686
                                                     ------         ------
                                                   $ 85,655        $94,066
                                                   --------        -------
                                                   --------        -------


9.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities are comprised of the following (in thousands):
                                                  DECEMBER 31,   SEPTEMBER 29,
                                                      1995            1996
                                                      ----            ----
     Accrued operating expenses. . . . . . . . .     $8,590         $11,152
     Accrued income taxes. . . . . . . . . . . .      2,351           5,326
     Accrued compensation. . . . . . . . . . . .        885           8,636
     Accrued taxes other than income taxes . . .      2,244           2,412
     Accrued royalties . . . . . . . . . . . . .        --            4,614
     Other . . . . . . . . . . . . . . . . . . .      1,696             816
                                                      -----            ----
                                                   $ 15,766         $32,956
                                                   --------         -------
                                                   --------         -------

                            DONNA KARAN INTERNATIONAL INC.

10.  1996 STOCK INCENTIVE PROGRAM

     In connection with the Offering, the Board of Directors of the Company granted options to purchase an aggregate of 1,389,500 shares of DKI common stock under the 1996 Stock Incentive Plan adopted on June 19, 1996 to certain employees of and consultants to the Company. The options vest in 25% installments commencing on the first anniversary of the date of the grant and have an exercise price of $24 per share. The options expire 10 years after the date of grant.

     In addition, in connection with the Offering, the Board of Directors of the Company granted awards of an aggregate of 105,100 shares of DKI common stock under the 1996 Stock Incentive Plan to certain employees of the Company and Donna Karan Japan. This award, which was treated as compensation expense, amounted to approximately $2.5 million.


11.  SALE OF INTERESTS IN AFFILIATES

     The Company conducts operations in Japan through Donna Karan Japan. DSTF Japan Company has a profit sharing agreement (the "DSTF Agreement") with Donna Karan Japan whereby 90% of the income before taxes of Donna Karan Japan is allocated to DSTF Japan Company. On March 31, 1995, the Company sold 70% of its interest in the DSTF Agreement and 70% of the stock of Donna Karan Japan to a nonaffiliated party. The Company recognized a gain on this transaction, net of transaction costs, of $18.7 million. Subsequent to the sale, the Company records a 27% interest in the operations of Donna Karan Japan through its 30% interest in the DSTF Agreement and a 3% interest in the operations of Donna Karan Japan through its remaining interest in Donna Karan Japan. As a result, the Company has accounted for its combined 30% interest in the operations of
Donna Karan Japan using the equity method of accounting.   Simultaneously with
the sales transaction, the Company entered into an agreement with Donna Karan Japan which provides for a fee based upon net sales of Donna Karan Japan. Management fee income, which is included in selling, general and administrative expenses, amounted to $0.5 million and $1.4 million during the three- and nine - month periods ended September 29, 1996, respectively. The equity investment in Donna Karan Japan of $2,535,000 and $5,308,000 as of December 31, 1995 and September 29, 1996, respectively, is included in "Deposits and other noncurrent assets" in the accompanying balance sheet.

12.  REVOLVING CREDIT FACILITY

     In September 1996, the Company entered into a new $150 million, three-year revolving Credit Facility (the "Facility"). Direct borrowings under the Facility bear interest at the lead bank's prime rate or, at the option of the Company, at a fixed spread over the London Iinterbank Offered Rate (LIBOR). The Facility is secured by accounts receivable, inventory and certain intangibles of the Company, as well as a pledge of all equity interests of the subsidiaries of the Company. The Facility also contains certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and restrict investments, additional indebtedness, and payment of dividends. No amounts were outstanding under the Facility at September 29, 1996. Unamortized deferred financing costs of $2.4 million related to the prior bank credit facility have been expensed and are included in interest expense for the third quarter of 1996.


13.  TERMINATION OF DKNY JEANS(Registered Trademark) LICENSING AGREEMENT

     On September 27, 1996, the Company entered into a 30-year licensing agreement with subsidiaries of Designer Holdings Ltd. for the exclusive production, sale and distribution of men's, women's, and, with certain exceptions, children's jeanswear under the DKNY Jeans(Registered Trademark) label (the "Jeans License"). Under the terms of the agreement, the Company received an initial payment of $6.0 million from Designer Holdings Ltd. to reimburse the Company for certain costs related to the start-up and development of the DKNY Jeans(Registered Trademark) label. Subsequently, the Company and the licensee agreed to terminate this agreement, and as part of the settlement, the $6 million was returned. The accompanying financial statements for the three and nine month periods ended September 29, 1996 have been revised from those originally issued to reflect the termination of this agreement. Net income for both periods has been reduced by approximately $3.4 million ($0.16 per share) which is the effect, net of taxes, of reversing the $6.0 million reimbursement that was originally recognized.

14.  RELATED PARTY TRANSACTIONS

     As of July 3, 1996, the Company entered into a licensing agreement (the "Gabrielle License") with Gabrielle Studio, Inc. ("Gabrielle Studio"), a corporation owned by two of the Company's stockholders and their affiliated trusts, which grants the Company the exclusive rights to use the trademarks "DONNA KARAN", "DONNA KARAN NEW YORK", "DKNY", "DK", and all variations thereof. Under the Gabrielle License, the Company pays Gabrielle Studio a royalty on net sales of product bearing the licensed mark. During the three month period ended September 29, 1996, the Company incurred $4.6 million in royalty expense, which is included in cost of sales. In addition, the

                            DONNA KARAN INTERNATIONAL INC.

14.  RELATED PARTY TRANSACTIONS  (CONTINUED)

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

     Income tax expense for the three- and nine- month periods ended September 29, 1996 includes a provision for Federal, state and local taxes of approximately $0.7 million at an effective rate of approximately 43%. This amount is comprised of current expense of $3.7 million and a deferred benefit of $3.0 million.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

     Donna Karan International Inc. is one of the world's leading international fashion design houses. The Company designs, contracts for the production of, markets, and distributes "designer" and "bridge" collections of men's and women's clothing, sportswear, accessories, and shoes under the DONNA KARAN NEW YORK(Registered Trademark) and DKNY(Registered Trademark) brand names, respectively. The Company also develops, contracts for the production of, markets, and distributes collections of men's and women's fragrance, bath and body, and treatment products under the DK MEN(Trademark) and DONNA KARAN NEW YORK(Trademark) brand names, respectively. In addition, the Company selectively has granted licenses for the manufacture and distribution of certain other products under the DONNA KARAN NEW YORK(Registered Trademark) and DKNY(Registered Trademark) brand names, including hosiery, intimate apparel, eyewear and children's apparel under the DKNY(Registered Trademark) brand name in Europe and the Middle East.


     The following discussion provides information and analysis of the Company's results of operations for the three months ended October 1, 1995 and September 29, 1996 and for the nine months ended October 1, 1995 and September 29, 1996. The Company utilizes a 52- or 53- week fiscal year ending on the Sunday nearest December 31. (Accordingly, the third quarters and nine months of 1995 and 1996 ended October 1, 1995 and September 29, 1996, respectively.) The third quarters in 1995 and 1996 contained 13 weeks and the nine months in 1995 and 1996 contained 39 weeks. As used in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the DONNA KARAN NEW YORK(Registered Trademark) collections and the DKNY(Registered Trademark) collections each include apparel, accessories, and shoes.


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

     On September 27, 1996, the Company entered into a 30-year licensing agreement with subsidiaries of Designer Holdings Ltd. for the exclusive production, sale and distribution of men's, women's, and, with certain exceptions, children's jeanswear under the DKNY Jeans-Registered Trademark-label (the "Jeans License"). Under the terms of the agreement, the Company received an initial payment of $6.0 million from Designer Holdings Ltd. to reimburse the Company for certain costs related to the start-up and development of the DKNY Jeans-Registered Trademark- label. Subsequently, the Company and the licensee agreed to terminate this agreement, and as part of the settlement, the $6 million was returned. The accompanying financial statements for the three and nine month periods ended September 29, 1996 have been revised from those originally issued to reflect the termination of this agreement. Net income for both periods has been reduced by approximately $3.4 million ($0.16 per share) which is the effect, net of taxes, of reversing the $6.0 million reimbursement that was originally recognized.

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

   PRO FORMA STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995 - (UNAUDITED)

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


                                      THREE MONTHS ENDED SEPTEMBER 29, 1996
                                      -------------------------------------
                                      HISTORICAL     PRO FORMA      PRO FORMA
                                      CONSOLIDATED   ADJUSTMENTS   CONSOLIDATED
                                      ------------   -----------   ------------

                                                  (IN THOUSANDS)

     Net revenues                       $173,415                   $173,415
                                        --------                   --------
     Gross profit                         55,506       4,635 (i)     60,141

     Selling, general and
          administrative expenses         52,386      (5,347)(ii)    44,517
                                          ------                     ------
                                                      (2,522)(iii)
     Operating income                      3,120                     15,624
     Equity in earnings of affiliate       1,180                      1,180
     Interest (expense) income, net       (2,518)        197 (iv)        99
                                                       2,420 (v)
     Interest expense on distribution notes  (75)         75 (vi)         0
                                             ----                     -----

     Income before income taxes            1,707                     16,903
     Provision (benefit) for income
          taxes                          (14,737)     22,069 (vii)    7,332
                                         --------                     -----
     Net income                          $16,444                     $9,571
                                         -------                     ------
                                         -------                     ------

     Pro forma earnings per share                                  $0.45(xi
                                                                    -------
                                                                    -------


                                        THREE MONTHS ENDED OCTOBER 1, 1995
                                        ----------------------------------
                                        HISTORICAL    PRO FORMA    PRO FORMA
                                        COMBINED     ADJUSTMENTS   COMBINED
                                        --------     -----------   --------

                                                   (IN THOUSANDS)

     Net revenues                      $ 152,389                   $ 152,389
                                       ---------                   ---------
     Gross profit                         56,162      (3,748)(viii)   52,414

     Selling, general and administrative
          expenses                        34,288        (579)(ix)     33,709
                                          ------                      ------

     Operating income                     21,874                      18,705
     Equity in earnings of affiliate         816                         816
     Interest expense, net                (1,933)      1,694 (x)         (90)
                                                         149 (iv)
                                         -------                      ------

     Income before income taxes           20,757                      19,431
     Provision for income taxes              735       7,522(vii)      8,257
                                             ---                       -----

     Net income                         $ 20,022                    $ 11,174
                                        --------                    --------

     Pro forma earnings per share                                   $0.52(xi)
                                                                     --------
                                                                     --------


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



COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 29, 1996 TO THE THREE MONTHS OCTOBER 1, 1995



                                           HISTORICAL                               PRO FORMA
                                   ---------------------------            -----------------------------
                                    1995                1996                1995                1996
                                   ------            ---------            ---------           ---------
                                                       (Dollars in millions)
Net revenues. . . . . . . .   $152.4    100.0%    $173.4    100.0%    $152.4    100.0%    $173.4    100.0%
Gross profit. . . . . . . .     56.2     36.8       55.5     32.0       52.4     34.4       60.1     34.7
Selling, general and
   administrative expenses.     34.3     22.5       52.4     30.2       33.7     22.1       44.5     25.7
Operating income. . . . . .     21.9     14.4        3.1      1.8       18.7     12.3       15.6      9.0
Equity in earnings of
   affiliate. . . . . . . .       .8       .5        1.2       .7         .8       .5        1.2       .7
Net income. . . . . . . . .     20.0     13.1       16.4      9.5       11.2      7.3        9.6      5.5



     NET REVENUES were $173.4 million in the third quarter of 1996, an increase of 13.8% from the net revenues of $ 152.4 million recorded in the third quarter of 1995. This increase was due primarily to: a $7.8 million, or 63.4%, increase in the DKNY(Registered trademark) men's collections; a $4.2 million, or 28.7%, increase in outlet stores and licensing; a $4.8 million, or 74.0%, increase in beauty products; a $3.2 million, or 3.8%, increase in DKNY(Registered trademark) women's collections; and a $2.0 million, or 15.9%, increase in DONNA KARAN NEW
YORK(Registered Trademark) collections for men.   The increase was somewhat
offset by a decrease of $1.0 million, or 4.1%, in the DONNA KARAN NEW YORK(Registered Trademark) collections for women.

     The increase in the DKNY(Registered trademark) men's collections resulted from continued growth in international sales, as well as domestic growth. The increase in outlet store and licensing was due to an increase in the number of outlet stores and an increase in same store sales. The increase in the beauty division was primarily due to expanded distribution and the expanded product offerings in 1996 compared to 1995, including the launch of CHAOS(Trademark) in the third quarter of 1996. The increase in the DKNY(Registered Trademark) women's collections resulted primarily from international and domestic growth in its DKNY(Registered trademark) accessories business. The increase in DONNA KARAN NEW YORK(Registered trademark) collections for men primarily resulted from international growth, as well as domestic growth. The decrease in net revenue in the DONNA KARAN NEW YORK(Registered trademark) collections for women resulted primarily from the reduction of the accessories business as it is refocused from a collection-coordinated line to a "main floor" line.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased to 30.2% (25.7% on a pro forma basis) of net revenues in the third quarter of 1996 from 22.5% (22.1% on a pro forma basis) of net revenues for the same period of 1995. The increase in the pro forma selling, general and administrative expense primarily was due to the expansion of the Company's international division to service its increasing international business; costs for infrastructure spending and costs associated with being a public company; and advertising expense related to the Company's DONNA KARAN NEW YORK(Registered trademark) advertising campaign featuring Bruce Willis and Demi Moore. The increase in the historical selling, general and administrative expense, additionally reflected the one-time charges incurred in connection with the Offering (see Notes (ii), (iii) and (ix), above in the Pro Forma Statements of Income).

     OPERATING INCOME decreased to $3.1 million in the third quarter of 1996 from $21.9 million in the same period in 1995. On a pro forma basis, operating income increased to $15.6 million in the third quarter of 1996 from $18.7 million in the same period in 1995.

     INTEREST EXPENSE increased to $2.5 million in the third quarter of 1996, or 30.3%, from $1.9 million in the same period in 1995 primarily due to the write-off of $2.4 million of deferred financing charges in 1996, offset by a reduction in outstanding borrowings during the third quarter of 1996.

     PROVISION FOR INCOME TAXES on a historical basis reflected the recognition in the third quarter of 1996 of a $15.5 million deferred tax asset in connection with the Company becoming subject to Federal and additional state income taxes, which amount was offset by a provision for income taxes of $0.7 million. During the same period in 1995, the Company was not subject to Federal and certain state income taxes. On a pro forma basis, income taxes were recorded as if the Company had been subject to Federal and additional state income taxes for the entire 1996 and 1995 periods.

     NET INCOME for the third quarter was $16.4 million ($9.6 million on a pro forma basis) in 1996 and $ 20.0 million ($11.2 million on a pro forma basis) in 1995.

PRO FORMA STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995 - (UNAUDITED)

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

                                   NINE MONTHS ENDED SEPTEMBER 29, 1996
                                   ------------------------------------
                                                  PRO FORMA
                                 HISTORICAL       ADJUSTMENTS    PRO FORMA
                              ----------------    -----------    ---------

                                               (IN THOUSANDS)

     Net revenues                $ 450,641                       $ 450,641
                                 ---------                       ---------
     Gross profit                  145,512        (7,248)(i)       142,899
                                                   4,635 (ii)

     Selling, general and
     administrative expenses       129,829        (1,500)(iii)     120,460
                                   -------                         -------
                                                  (5,347)(iv)
                                                  (2,522)(v)
     Operating income               15,683                          22,439
     Equity in earnings of
       affiliate                     2,789                           2,789
     Interest expense, net          (6,814)        3,475 (vi)          (82)
                                                     837 (vii)

     Interest expense on
       distribution notes           (1,957)        1,957 (viii)          0
                                    -------
                                                   2,420 (ix)
     Income before income taxes      9,701                          25,146
     Provision (benefit) for
       income taxes                (14,292)       25,202 (x)        10,910
                                   --------                         ------
     Net income                   $ 23,993                        $ 14,236
                                  --------                        --------
                                  --------                        --------

     Pro forma earnings per share                                 $0.66(xii)
                                                                   ---------
                                                                   ---------


                                        NINE MONTHS ENDED OCTOBER 1, 1995

                                        ---------------------------------
                                                    PRO FORMA
                                  HISTORICAL      ADJUSTMENTS      PRO FORMA
                               ----------------   -----------      ---------
                                                  (IN THOUSANDS)

     Net revenues                  $375,813       (5,521)(xi)     $ 370,292
                                   --------       -----------     ---------
     Gross profit                   131,477       (6,814)(xi)       115,456
                                                  (9,207)(i)

     Selling, general and
       administrative expenses       98,988       (4,828)(xi)        92,423
                                     ------                          ------
                                                  (1,737)(iii)

     Operating income                32,489                          23,033
     Equity in earnings
       of affiliate                   2,207          394 (xi)         2,601
     Interest expense, net           (5,851)       4,929 (vi)          (490)
                                                     432(vii)
     Gain on sale of interest
       in affiliates                 18,673      (18,673)(xi)             0
                                     ------                               -

     Income before income taxes      47,518                          25,144
     Provision for income taxes       2,095        8,640 (x)         10,735
                                      -----                          ------

     Net income                    $ 45,423                        $ 14,409
                                  ---------                        --------
                                  ---------                        --------


     Pro forma earnings per share                                  $0.67(xii)
                                                                    ----------
                                                                    ----------

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


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 29, 1996 TO THE NINE MONTHS ENDED OCTOBER 1, 1995



                                           HISTORICAL                               PRO FORMA
                                 ------------------------------          ------------------------------
                                    1995                1996                1995                1996
                                 ----------          ----------          ----------          ----------
                                                            (Dollars in millions)

Net revenues. . . . . . .     $ 375.8   100.0%    $450.6    100.0%    $370.3    100.0%    $450.6    100.0%
Gross profit. . . . . . .       131.5    35.0      145.5     32.3      115.5     31.2      142.9     31.7
Selling, general and
  administrative expenses        99.0    26.3      129.8     28.8       92.4     24.9      120.5     26.7
Operating income. . . . .        32.5     8.6       15.7      3.5       23.0      6.2       22.4.     5.0
Equity in earnings of
  affiliate . . . . . . .         2.2      .6        2.8       .6        2.6       .7        2.8       .6
Net income. . . . . . . .        45.4    12.1       24.0      5.3       14.4      3.9       14.2      3.2



     NET REVENUES were $450.6 million in the nine months ended September 29, 1996, an increase of 19.9% (21.7% on a pro forma basis) from the net revenues of $375.8 million ($370.3 million on a pro forma basis) recorded in the nine months ended October 1, 1995. The increase was due primarily to: a $27.2 million, or 12.9%, increase in the DKNY(Registered trademark) women's collections; a $26.5 million, or 109.3%, increase in the DKNY(Registered trademark) men's collections; a $9.9 million, or 25.4%, increase in outlet stores and licensing; a $8.4 million, or 29.4%, increase in DONNA KARAN NEW YORK(Registered trademark) collections for men and a $7.3 million, or 44.8%, increase in beauty products. The increase was somewhat offset in the nine months ended September 29, 1996 by a decrease of $4.4 million, or 7.7%, in the DONNA KARAN NEW YORK(Registered trademark) collections for women from the same period in 1995. Revenues on a pro forma basis were impacted by the sale of Donna Karan Japan (see Note 11 to Financial Statements).

     The increase in DKNY(Registered Trademark) women's collections was the result of growth in DKNY(Registered trademark) apparel combined with strong growth in DKNY(Registered trademark) accessories. Both apparel and accessories experienced more rapid growth internationally. The increase in net revenue in the DKNY(Registered trademark) men's collections resulted from significant growth in international sales, as well as domestic growth. The increase in outlet store and licensing was primarily due to an increase in the number of outlet stores and an increase in same store sales. The increase in DONNA KARAN NEW YORK(Registered trademark) collections for men primarily resulted from growth internationally, as well as domestically. The increase in the beauty division was due to expanded distribution and to expanded product offerings in 1996 compared to 1995, including the launch of CHAOS(Trademark), in the third quarter of 1996. The decrease in net revenue in the DONNA KARAN NEW YORK(Registered trademark) collections for women resulted primarily from a planned reduction in the number of doors carrying the women's collections in anticipation of the introduction of the new Signature collection for Spring 1997 and the reduction of the accessories business as it is refocused from a collection-coordinated line to a "main floor" line.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased to 28.8% (26.7% on a pro forma basis) of net revenues in the nine months ended September 29, 1996 from 26.3% (24.9% on a pro forma basis) of net revenues for the same period of 1995. The increase in the pro forma selling, general and administrative expense primarily was due to the expansion of the Company's international division to service its increasing international business; costs for infrastructure spending and costs associated with being a public company. The increase in the historical selling, general and administrative expense additionally reflected the one-time charges incurred in connection with the Offering which was somewhat offset by the effect of the sale of the Company's 70% interest in Donna Karan Japan. (See Notes (iii), (iv), (v) and (xi) in the above Pro Forma Statements of Income)

     OPERATING INCOME decreased to $15.7 million in the nine months ended September 29, 1996 from $32.5 million in the same period in 1995. On a pro forma basis, operating income decreased to $22.4 million in the nine months ended September 29, 1996 from $23.0 million in the same period in 1995.

     INTEREST EXPENSE increased to $6.8 million in the nine months ended September 29, 1996, or 16.5%, from $5.9 million in the same period in 1995 primarily due to the write-off of $2.4 million of deferred financing charges in 1996, offset by a reduction in outstanding borrowings in 1996.

     INTEREST EXPENSE ON DISTRIBUTION NOTES was incurred on the distribution notes that were issued to the former principals of the Company and their affiliates, which were paid on July 3, 1996 with the proceeds of the Offering.

     PROVISION FOR INCOME TAXES on a historical basis reflected the recognition in the third quarter of 1996 of a $15.5 million deferred tax asset in connection with the Company becoming subject to Federal and additional state income taxes, which amount was offset by a provision for income taxes in such quarter of $0.7 million. During the same period in 1995 and for the first half of 1996, the Company was not subject to Federal and certain state income taxes. On a pro forma basis, income taxes were recorded as if the Company had been subject to Federal and additional state income taxes for the entire 1996 and 1995 periods.

     NET INCOME decreased, on an historical basis, to $24.0 million in the first nine months of 1996 from $45.4 million in the first nine months of 1995. This decrease was primarily due to the factors described above and the gain on the sale of Donna Karan Japan in March of 1995 of $18.7 million. On a pro forma basis, net income decreased to $14.2 million for the first nine months of 1996 from $14.4 million for the first nine months of 1995.

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

     Subsequent to the consummation of the Offering, the Company's cash flow needs have changed as a result of (i) reduced interest costs associated with the application of the net proceeds of the Offering to reduce outstanding indebtedness under the Company's credit agreement, (ii) decreased compensation for two of the Company's executives pursuant to their new employment agreements, and (iii) the absence of distributions, primarily for payment of taxes, paid by the Company to the former principals and stockholders of the intermediate holding companies. Offsetting such changes will be the need to apply funds to the payment of Federal and additional state and local income taxes and royalties pursuant to the Gabrielle License. Any net use of cash for such changes is expected to be funded through operations.

     At September 29, 1996, the Company had working capital of $155.3 million, compared to working capital of $92.6 million at December 31, 1995. Changes in working capital included an increase in accounts receivable of $23.6 million, an increase in inventories of $8.4 million, and a decrease in accounts payable of $16.4 million, in each case due to revenue growth and the effects of seasonality; an increase of $15.0 million of deferred income taxes recorded in part as a result of the Company becoming subject to Federal and additional state income taxes; an increase in accrued expenses of $17.2 million primarily due to accruals for income taxes, royalties due under the Gabrielle License and other operating expense accruals, and a decrease in the current portion of long-term debt of $7.5 million in connection with the repayment of debt with the proceeds from the Offering.

     On September 18, 1996, the Company closed a new $150.0 million, three-year revolving credit facility (the "New Credit Facility"), which includes a $60.0 million subfacility for letters of credit and a $30.0 million subfacility for loans in certain foreign currencies. Borrowings under the New Credit Facility will bear interest at the lead bank's prime rate or, at the option of the Company, at a fixed margin (ranging from 0.5% to 0.75%) over LIBOR. The outstanding balance under the New Credit Facility will be required to be paid
down below a specified level for 45 days each year.   The New Credit Facility is
secured by accounts receivable, inventory, and certain intangibles of the Company and a pledge of all the equity interests of the subsidiaries of the Company. The New Credit Facility includes financial and other restrictive covenants, including a limitation on additional debt which can be incurred and
on the amount of dividends which the Company can pay.   The New Credit Facility
will be used for working capital needs, and for general corporate purposes.

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



                                            DONNA KARAN INTERNATIONAL INC.
                                                      (Registrant)


Date: March 25, 1997                        By: /s/ Stephen L. Ruzow
                                               -------------------------------
                                                 Stephen L. Ruzow, President &
                                                    Chief Operating Officer


Date: March 25, 1997                        By: /s/ Joseph B. Parsons
                                               -------------------------------
                                                 Joseph B. Parsons, Executive
                                                 Vice President &
                                                    Chief Financial Officer