Form 10-K405
period 1996-12-29
DONNA KARAN INTERNATIONAL INC
filed 1997-03-31
CIK 1012369

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                           ANNUAL REPORT ON FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO
                         COMMISSION FILE NUMBER 1-11805

                         DONNA KARAN INTERNATIONAL INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                  13-3882426
   (State or other jurisdiction     (I.R.S. Employer
of Incorporation or organization)    Identification
                                         Number)

        550 SEVENTH AVENUE                10018
        NEW YORK, NEW YORK             (Zip Code)
 (Address of principal executive
             office)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 789-1500
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                           NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                       ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
                      Common Stock                                        New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _X_ No ____

    The aggregate market value of Registrant's Common Stock held by nonaffiliates as of March 18, 1997 was $118,948,929 based on 10,813,539 such shares outstanding on such date and the closing sales price for the Common Stock on such date of $11.00 as reported on the New York Stock Exchange.

    As of March 18, 1997, the Registrant had 21,468,034 shares of Common Stock outstanding.*

    PART III incorporates information by reference from the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days of December 29, 1996.

* Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Donna Karan International Inc. is one of the world's leading international fashion design houses. The Company designs, contracts for the manufacture of, markets, and distributes "designer" and "bridge" collections of men's and women's clothing, sportswear, accessories, and shoes under the DONNA KARAN NEW YORK-Registered Trademark- and DKNY-Registered Trademark- brand names, respectively. The Company also develops, contracts for the production of, markets, and distributes collections of men's and women's fragrance, bath and body, and treatment products under the DK MEN-TM- and DONNA KARAN NEW YORK-TM-brand names, respectively. In addition, the Company selectively has granted licenses for the manufacture and distribution of certain other products under the Donna Karan New York-Registered Trademark- and DKNY-Registered Trademark-brand names, including hosiery, intimate apparel, eyewear, and children's apparel in Europe and the Middle East.

    On July 3, 1996, Donna Karan International Inc. sold 10,750,000 shares of its common stock in an initial public offering. Simultaneous with the consummation of the initial public offering, Donna Karan International Inc., which had no business prior to the initial public offering, acquired and continued the businesses conducted by certain general partnerships and corporations (the "DK Companies"), each of which was ultimately owned one-half by Ms. Donna Karan, Mr. Stephan Weiss and certain trusts for the benefit of Ms. Karan and the children of Ms. Karan and Mr. Weiss, and one-half by Mr. Tomio Taki, Mr. Frank Mori, Takihyo Inc. and certain affiliates of Mr. Taki and Mr. Mori (the "Reorganization"). In connection with the Reorganization, Gabrielle Studio, Inc., a corporation wholly-owned by Ms. Karan and Mr. Weiss, and certain affiliated trusts, granted the Company an exclusive license in perpetuity throughout the world to use, and sublicense the right to use, the trademarks "DONNA KARAN," "DONNA KARAN NEW YORK," "DKNY," "DK," and, in addition, all current and future variations thereof, and to use and sublicense the right to use, the name and likeness of Ms. Karan, in connection with the sale of all products and store services, other than those products and specified services which Gabrielle Studio retained the right to use or license and which Gabrielle Studio has licensed to Ms. Karan. See "Trademarks" below in this section. As used in this report, references to the "Company" mean the DK Companies as of dates and periods prior to the consummation of the initial public offering and, thereafter, collectively, Donna Karan International Inc. and its subsidiaries.

    The principal executive offices of the Company are located at 550 Seventh Avenue, New York, New York 10018. Its telephone number is (212) 789-1500.

PRODUCTS

    The men's and women's apparel products sold by the Company are organized into two broad categories: fashion-forward designer apparel sold under the DONNA KARAN NEW YORK-Registered Trademark- brand name, and bridge apparel sold under the DKNY-Registered Trademark- brand name. The women's ready-to-wear apparel market in the United States is divided into five price levels, ranging from lowest to highest, as follows: "budget," "moderate," "better," "bridge," and "designer."

    Net revenues represented by each of the Company's major operating units for each of the last three years are set forth below:

                                                                                              1994       1995       1996
                                                                                            ---------  ---------  ---------
                                                                                                     (IN MILLIONS)
DONNA KARAN NEW YORK-Registered Trademark-(1).............................................  $     107  $     117  $     123
DKNY-Registered Trademark-(1).............................................................        250        308        378
Beauty products...........................................................................         17         30         44
Outlet stores and licensing(2)............................................................         46         55         68
                                                                                            ---------  ---------  ---------
                                                                                            $     420  $     510  $     613
                                                                                            ---------  ---------  ---------
                                                                                            ---------  ---------  ---------

------------------------

(1) Includes apparel, accessory, and shoe collections.

(2) The Company was operating 29, 31, and 37 outlet stores, respectively, at the end of 1994, 1995, and 1996.

    The approximate suggested retail price ranges for the Company's men's and women's apparel products set forth below are indicative of their approximate individual item price ranges:

                                                                                                      DRESSES
                                                                           SKIRTS AND  SHIRTS AND   (OTHER THAN
                                                              JACKETS        PANTS     BODYSUITS   EVENING WEAR)
                                                           --------------  ----------  ----------  -------------
WOMEN'S:
DONNA KARAN NEW YORK-Registered Trademark-
  Collection ("black label").............................  $  1,200-1,800  $  400-900  $  300-600   $ 650-1,200
  Signature ("gold label")...............................       750-1,100     300-600     200-400       500-950

DKNY-Registered Trademark- Collections
  "D"....................................................        $415-625  $  195-375  $  100-295      $225-450
  DKNY-Registered Trademark-.............................         295-425     140-225      65-175       175-225
  DKNY-Registered Trademark- CLASSIC.....................         220-365     105-175      45-130       130-175
  DKNY-Registered Trademark- ACTIVE......................          95-225      --           55-85       --
  DKNY-Registered Trademark- JEANS.......................         115-235      45-125      65-115       --

MEN'S:                                                        SUITS     SPORTSCOATS TROUSERS
                                                           -----------  ----------  ---------
DONNA KARAN NEW YORK-Registered Trademark-
  Collection ("black label").............................  $1,350-1,850 $950-1,750  $ 300-400
  Signature ("gold label")...............................      875-995     595-750    225-275

DKNY-Registered Trademark-...............................    550-1,200     250-450     65-290

    The Company sells collections of men's and women's fragrance, bath and body, and treatment products under the DK MEN-TM- and DONNA KARAN NEW YORK-TM- brand names, respectively. The beauty products generally have retail prices in the $15 to $375 range, although most products are priced in the $85 and under range. In addition, the Company sells collections of women's accessories and men's and women's shoes under both of its brand names. Accessories for women marketed under the DONNA KARAN NEW YORK-Registered Trademark- brand name generally have retail price ranges from $350 to $1,500 for handbags, $80 to $250 for belts, $200 to $800 for jewelry, and $75 to $300 for small leather goods. Accessories for women marketed under the DKNY-Registered Trademark- brand name generally have retail price ranges from $40 to $525 for handbags, $15 to $175 for hats, and $15 to $150 for small leather goods. Shoes marketed under the DONNA KARAN NEW YORK-Registered Trademark- and DKNY-Registered Trademark- brand names generally have retail price ranges from $110 to $700 and $50 to $400, respectively, for women's shoes, and from $275 to $600 and $75 to $295, respectively, for men's shoes.

DONNA KARAN NEW YORK-Registered Trademark- DESIGNER COLLECTIONS

    The DONNA KARAN NEW YORK-Registered Trademark- designer collections include men's and women's apparel, men's and women's accessories, and men's and women's shoes (the "Designer Collections").

    WOMEN'S APPAREL

    Since its inception, a primary focus of the Company has been to establish and maintain itself as an internationally recognized fashion design house. To this end, the Company has established a designer collection of women's apparel under the DONNA KARAN NEW YORK-Registered Trademark- Collection name ("black label") and recently has introduced its DONNA KARAN NEW
YORK-Registered Trademark- Signature collection ("gold label") of women's apparel, an evolution of the Company's former DONNA KARAN NEW
YORK-Registered Trademark- Essentials collection. The original DONNA KARAN NEW YORK-Registered Trademark- Collection for women was based upon Ms. Karan's concept of "seven easy pieces"--a collection of bodysuits and tights, dresses, skirts, blouses, jackets, pants, and accessories that when layered in combinations achieved a varied, but consistent, high fashion look. The DONNA KARAN NEW YORK-Registered Trademark- Collection for women represents high fashion apparel, made primarily with exclusively-developed, luxury fabrics and designed with an emphasis on comfort and fit. Today, the DONNA KARAN NEW YORK-Registered Trademark- Collection for women is recognized worldwide as one of the premier women's designer collections. The spring and fall collections are introduced at major fashion shows which generate extensive press coverage in the domestic and international fashion press, as well as in the general media.

    As a part of its growth strategy, the Company introduced the DONNA KARAN NEW YORK-Registered Trademark- Signature collection in fall 1996 for delivery at retail in spring 1997. The DONNA KARAN NEW YORK-Registered Trademark- Signature collection was inspired by the Company's former DONNA KARAN NEW
YORK-Registered Trademark- Essentials collection and focuses on the lifestyle needs of the executive woman. The DONNA KARAN NEW YORK-Registered Trademark-Signature collection is a modern, sensual, yet classic, collection of apparel for all aspects of a woman's life, from daywear to eveningwear to weekend wear. This collection features classic, signature styles of Ms. Karan and her design teams, but with a wider range of fabric selections and silhouettes (styles) than previously offered in the DONNA KARAN NEW YORK-Registered Trademark- Essentials collection. To appeal to a broader group of consumers, the products offered under the DONNA KARAN NEW YORK-Registered Trademark- Signature collection are approximately 25% lower in price than similar products in the DONNA KARAN NEW YORK-Registered Trademark- Collection.

    The DONNA KARAN NEW YORK-Registered Trademark- Signature collection is more widely distributed than the DONNA KARAN NEW YORK-Registered Trademark-Collection. In connection with the introduction of the DONNA KARAN NEW YORK-Registered Trademark- Signature collection, the Company has begun to convert all of its DONNA KARAN NEW YORK-Registered Trademark- Essentials doors and certain of its existing black label collection doors to DONNA KARAN NEW YORK-Registered Trademark- Signature doors, and the Company intends to continue to increase the number of doors in which the gold label collection is sold. A "door" is a single retail outlet. The DONNA KARAN NEW YORK-Registered Trademark-Collection is being distributed selectively in key markets to retailers which the Company considers to be high-end, luxury retailers. This selective distribution is anticipated to enable the doors which carry the black label collection to carry a broader assortment of merchandise and achieve greater sell through (i.e., sales by the retailer to the consumer).

    MEN'S APPAREL

    The Company has two designer collections of men's apparel: DONNA KARAN NEW YORK-Registered Trademark- ("black label") and DONNA KARAN NEW
YORK-Registered Trademark- Signature ("gold label"). The DONNA KARAN NEW YORK-Registered Trademark- black label collection was introduced in fall 1991 at one specialty store in New York where it was sold on an exclusive basis through fall 1992, at which time the Company expanded distribution to approximately 75 doors. Today, the black label collection is sold in approximately 275 doors and the gold label collection is sold in approximately 450 doors. In recognition of the DONNA KARAN NEW YORK-Registered Trademark- black label collection, Ms. Karan received the Council of Fashion Designers of America's Menswear Designer of the Year Award for 1992. In January 1997, the Company showed, to international critical acclaim, the DONNA KARAN NEW YORK-Registered Trademark- black label collection for fall 1997 at its new showroom in Milan, Italy.

    The DONNA KARAN NEW YORK-Registered Trademark- black label collection is marketed in three categories: DONNA KARAN NEW YORK-Registered Trademark-Couture, DONNA KARAN NEW YORK-Registered Trademark- Sartoriale, and DONNA KARAN NEW YORK-Registered Trademark-. The DONNA KARAN NEW YORK-Registered Trademark-Couture category provides hand-tailored clothing made in the United States, using a limited range of fabrications and new silhouettes for select distribution. The DONNA KARAN NEW YORK-Registered Trademark- Sartoriale category provides hand-made garments made in Italy using a variety of exclusively-developed fabrications and specially-designed silhouettes for the European and Asian markets. The DONNA KARAN NEW YORK-Registered Trademark-category provides a full collection of suits, sportscoats, trousers, sportswear, and furnishings made from luxury fabrics primarily in the United States and Italy and is more widely distributed than the other categories of the black label collection.

    The DONNA KARAN NEW YORK-Registered Trademark- Signature collection was introduced in fall 1993 as the Company's second designer collection of men's apparel and includes designer suits, sportcoats, trousers, sportswear, outerwear, and furnishings. Targeting a broader audience, this collection is priced below the DONNA KARAN NEW YORK-Registered Trademark- black label collection but maintains a similar dedication to quality and design, while using lower cost fabrications and more commercial production techniques. The DONNA KARAN NEW YORK-Registered Trademark- Signature collection is comprised of the basic, essential pieces of a man's wardrobe for the more conservative yet modern man, in styles similar to the styles of the Company's DONNA KARAN NEW YORK-Registered Trademark- black label collection. By having both collections, the Company is able to compete in two distinct market segments.

    ACCESSORIES

    The designer collection of women's accessories marketed under the DONNA KARAN NEW YORK-Registered Trademark- brand name includes handbags, belts, jewelry, small leather goods, hats, scarves and gloves. Consistent with its strategy of controlling distribution, the Company designs, contracts for the production of, and controls the distribution of its accessories.

    The Company is continuing to refocus its DONNA KARAN NEW
YORK-Registered Trademark- accessory business from a collection-coordinated accessory line to a more expanded "main floor" accessory line which reflects the taste and sophistication of the Designer Collections of women's apparel. The Company also introduced a limited collection of DONNA KARAN NEW
YORK-Registered Trademark- men's accessories in the fourth quarter of 1996. This collection consists primarily of belts retailing from $80 to $500 and small leather goods retailing from $75 to $300.

    SHOES

    The DONNA KARAN NEW YORK-Registered Trademark- collections of men's and women's shoes are high priced, sophisticated collections of shoes, made with luxurious and expensive materials. The women's collection includes sport and dress shoes, boots, and sandals, casual shoes, and evening shoes. The limited men's collection includes sport and classic dress shoes, boots and casual shoes. Segments of the DONNA KARAN NEW YORK-Registered Trademark- shoe collections are designed to complement the DONNA KARAN NEW YORK-Registered Trademark- apparel collections.

    OVERVIEW OF DESIGNER MARKET

    In the designer segment of the apparel market, competitors of the DONNA KARAN NEW YORK-Registered Trademark- Collection for women include ARMANI BORGONUOVO, JIL SANDER, GUCCI, and PRADA, and competitors of the DONNA KARAN NEW YORK-Registered Trademark- Signature collections for women include ARMANI LE COLLEZIONE, CALVIN KLEIN, RALPH LAUREN, and MICHAEL KORS. The DONNA KARAN NEW YORK-Registered Trademark- black label and the DONNA KARAN NEW
YORK-Registered Trademark- Signature collections for men compete with GIORGIO ARMANI, HUGO BOSS, CALVIN KLEIN, VALENTINO, VESTIMENTA, and ERMENEGILDO ZEGNA. Competitors of the DONNA KARAN NEW YORK-Registered Trademark- women's accessories collection include PRADA, GUCCI, BOTTEGA VENETA, and CALVIN KLEIN. The DONNA KARAN NEW YORK-Registered Trademark- women's shoe collection competes with GIORGIO ARMANI, GUCCI, PRADA, CALVIN KLEIN, and ROBERT CLERGERIE, and the DONNA KARAN NEW YORK-Registered Trademark- men's shoe collection competes with PRADA, GIORGIO ARMANI, GUCCI, FENESTRIA, and RALPH LAUREN.

DKNY-REGISTERED TRADEMARK- COLLECTIONS

    The DKNY-Registered Trademark- collections include men's and women's apparel, women's accessories, and men's and women's shoes.

    WOMEN'S APPAREL

    The initial success of the DONNA KARAN NEW YORK-Registered Trademark-collection for women made possible the launch of the DKNY-Registered Trademark-bridge collection of women's apparel and accessories in 1989.
DKNY-Registered Trademark- was established as a separate brand name to create a distinct and more casual fashion identity at lower prices, while retaining an association with the DONNA KARAN NEW YORK-Registered Trademark- designer image. Moreover, the Company was able to significantly leverage the depth within its design team, as well as its sourcing capabilities and distribution strength to successfully address the market opportunity afforded in the larger bridge market, thereby increasing its customer base and range of products. The designs of the DKNY-Registered Trademark- brand can be considered on the "cutting edge" within the bridge market. Today, the women's apparel, accessory, and shoe collections sold under the DKNY-Registered Trademark- brand name constitute the Company's largest divisions, representing 50.7% of net revenues in 1996.

    In fall 1996, the Company further segmented its DKNY-Registered Trademark-women's apparel collection in order to refine its price points and target a broader consumer base. From just two labels (DKNY-Registered Trademark- and DKNY-Registered Trademark- JEANS), the DKNY-Registered Trademark- women's apparel collection has evolved into five different lifestyle collections: "D", DKNY-Registered Trademark-, DKNY-Registered Trademark- CLASSIC,
DKNY-Registered Trademark- ACTIVE, and DKNY-Registered Trademark- JEANS. These collections were introduced at retail for the spring 1997 season. The products offered in these collections previously had been offered as part of the Company's DKNY-Registered Trademark- and DKNY-Registered Trademark- JEANS collections, but are now more clearly defined for the consumer through these new labels. These collections include jackets, skirts, blouses, bodysuits, dresses, pants, outerwear, activewear, and jeanswear that complement all aspects of a woman's lifestyle.

    Of the five labels, "D" is the most fashion-forward collection, appealing to the youthful, fashion-oriented consumer. "D" is the only line of the DKNY-Registered Trademark- women's apparel collection that will be shown on the runways during the spring and fall seasons. "D" will be sold domestically in the "young designer" area of the Company's key doors and in the bridge area of the Company's key department stores. Internationally, "D" will be sold in the Company's licensed, free-standing stores and in key specialty stores.

    The DKNY-Registered Trademark- collection concentrates on a classification business, providing fashionable pieces for many aspects of a woman's life, including career. The DKNY-Registered Trademark- CLASSIC collection represents the more casual side of the collection and takes a modern sportswear approach to Ms. Karan's original concept of seven easy pieces, providing timeless styles with an emphasis on comfort. Products under the DKNY-Registered Trademark-CLASSIC label generally are sold at lower prices than products in the DKNY-Registered Trademark- collection, thus allowing the Company to target a broader consumer base. The DKNY-Registered Trademark- ACTIVE collection focuses on the growing consumer demand for activewear and provides athletic wear that is stylish and functional, designed for both the spectator and competitor. The DKNY-Registered Trademark- ACTIVE label allows the Company to target new customers, such as specialty athletic stores. The DKNY-Registered Trademark-JEANS label of the DKNY-Registered Trademark- women's apparel collection includes a full array of denim-related products including jeans, woven shirts, knit shirts, sweatshirts and outerwear, made from denim and other fabrications associated with jeanswear.

    The Company's DKNY-Registered Trademark- petite division, which was established in 1994 as part of the Company's strategy of expanding its existing collections, offers a selection of styles from those offered by the DKNY-Registered Trademark- women's apparel collection, but the garments are sized for the petite woman. Currently, petite clothing is offered under the DKNY-Registered Trademark- and DKNY-Registered Trademark- CLASSIC labels.

    MEN'S APPAREL

    In 1992, the Company introduced a limited selection of men's apparel under the DKNY-Registered Trademark- brand name. In 1994, the Company determined it could expand upon its opportunities in menswear by focusing its

DKNY-Registered Trademark- men's collection on a more targeted consumer need. As a result, the DKNY-Registered Trademark- men's collection changed from a more casual collection of apparel to a more modern and sophisticated, yet youthful, lifestyle collection. The DKNY-Registered Trademark- men's collection is an innovative, but not overly designed, collection of shirts, pants, jackets, jeans, sweaters, outerwear, activewear, and furnishings made of modern, lightweight, tactile fabrics. Beginning with the fall 1997 season, the Company will begin to segment its DKNY-Registered Trademark- men's apparel collection into two distinct labels, DKNY-Registered Trademark- and DKNY-Registered Trademark- ACTIVE for men. All of the products to be offered under the new DKNY-Registered Trademark- ACTIVE label currently are offered under the DKNY-Registered Trademark- men's apparel collection label and will be segmented to meet the growing consumer demand for activewear products. Approximately 25% of the DKNY-Registered Trademark- men's collection consists of new, modern basic styles which are available on a reorderable basis.

    ACCESSORIES

    The collection of women's accessories marketed under the DKNY-Registered Trademark- brand name includes handbags, small leather goods, belts, scarves, hats, umbrellas, and gloves. In furtherance of its strategy of segmentation utilized with the DKNY-Registered Trademark- women's apparel collection, for the spring 1997 season, the Company introduced handbags under the "D", DKNY-Registered Trademark-, DKNY-Registered Trademark- CLASSIC, and DKNY-Registered Trademark- ACTIVE labels. On a seasonal basis and as may be appropriate, other accessory items may be offered under these labels. Consistent with its operating strategy, the Company designs, contracts for the production of, and controls the distribution of its accessories.

    The Company's DKNY-Registered Trademark- accessories collections generally are sold together with the DKNY-Registered Trademark- women's apparel collections and on the "main floor" of a door. To enhance its presentation at retail to the consumer, in 1997 the Company plans to establish shop-in-shops for the DKNY-Registered Trademark- accessories collection (primarily handbags) on the main floors of key doors. The first of such shops is scheduled to open during the second quarter of 1997.

    SHOES

    The collections of men's and women's shoes marketed under the DKNY-Registered Trademark- brand name offer lower-priced, trendier, sportier, and more casual shoes than the DONNA KARAN NEW YORK-Registered Trademark- shoe collections, in a wider range of styles and constructions. The
DKNY-Registered Trademark- women's shoe collection includes sport and dress shoes and boots, weather shoes and boots, sneakers (fashion and athletic), and casual shoes. The limited men's collection includes sport and classic dress shoes, boots, and sandals, weather boots, and sneakers (fashion and athletic). Segments of the DKNY-Registered Trademark- shoe collections are designed to complement the DKNY-Registered Trademark- apparel collections.

    In connection with the segmentation of the DKNY-Registered Trademark-women's apparel collections, for fall 1997 the Company has segmented its DKNY-Registered Trademark- shoe collection by adding the DKNY-Registered Trademark- ACTIVE label. Products sold under this label will be athleisure and performance athletic footwear. This segmentation has enabled the Company to expand its customer base to include specialty athletic stores.

    OVERVIEW OF BRIDGE MARKET

    In the young designer segment of the apparel market, the "D" women's apparel collection competes with MARK EISEN, TODD OLDHAM, and DOLCE & GABBANA. In the bridge segment of the apparel market, the DKNY-Registered Trademark- collection competes with CK BY CALVIN KLEIN, POLO/RALPH LAUREN, DANA BUCHMAN, ELLEN TRACY, EMMANUEL, and ANNE KLEIN II; the DKNY-Registered Trademark- CLASSIC collection competes with LAUREN, COMPANY BY ELLEN TRACY, LIBERTE, and DANA B. & KAREN; the DKNY-Registered Trademark- ACTIVE collection competes with POLO SPORT, NAUTICA, and TOMMY GIRL SPORT. The DKNY-Registered Trademark- men's collection competes with labels such as CK BY CALVIN KLEIN, GUESS, MONDO, NAUTICA, POLO/RALPH LAUREN, TOMMY HILFIGER, and VERSACE CLASSIC V2. Competitors of the DKNY-Registered Trademark- women's accessories collection include COACH, DOONEY & BOURKE, CK BY CALVIN KLEIN, RALPH LAUREN, POLO SPORT, KATE SPADE, and KENNETH COLE, as well as certain private labels. The DKNY-Registered Trademark- women's shoe collection competes with ANNE KLEIN II, CK BY CALVIN KLEIN, FREELANCE, POLO/RALPH LAUREN, and VS (VIA SPIGA), as well as certain private labels, and the DKNY-Registered Trademark- men's shoe collection competes with COLE HAAN, KENNETH COLE, TOMMY HILFIGER, and POLO/RALPH LAUREN.

DKNY-Registered Trademark- KIDS

    In late 1995, the Company granted a license to Albert S.A. ("Albert") for the manufacture and distribution in Europe and the Middle East of children's apparel under the DKNY-Registered Trademark- brand name. The first collection under this license was introduced by Albert in Europe and the Middle East for the fall 1996 season. Under this license, the Company retained the right to manufacture and distribute, or license the right to manufacture and distribute, children's apparel under the DKNY-Registered Trademark- brand name in all markets outside of Europe and the Middle East. The Company test marketed a children's apparel collection for the spring 1997 season in Bloomingdales. This DKNY-Registered Trademark- Kids collection is a lifestyle collection of girls and boys sportswear in sizes 4-6x and 7-16 for girls and 4-7 and 8-20 for boys. The collection includes shirts, skirts, pants, jackets, jeans, sweaters, outerwear, and activewear. Based on the success of this test market, in January 1997, the Company began offering the DKNY-Registered Trademark- Kids collection for sale at retail in fall 1997. This collection is expected to be sold in the United States through better department and large specialty stores. Internationally, this collection is expected to be sold by the Company to certain of the Company's free-standing international retail stores outside of Europe and the Middle East. The Company is currently negotiating a design and sourcing arrangement with Albert to support the Company's distribution of the collection, although there can be no assurance that such arrangement will be entered into or as to the terms of such arrangement.

BEAUTY DIVISION

    To further leverage its strong brand name and image, the Company created its Beauty Division in 1992 to provide consumers with beauty products consistent with the DONNA KARAN NEW YORK-Registered Trademark- "head-to-toe" philosophy. The Beauty Division successfully launched the DONNA KARAN NEW
YORK-Registered Trademark- collection of women's fragrance products in September 1992, and in 1993 expanded its product offerings to include a variety of bath and body and treatment products, including a cleansing lotion and body cream. In 1994, the Company launched DK MEN-TM- a collection of fragrance and grooming products for men, and UNLEADED-TM-, a version of the DK MEN-TM- fragrance, as a light after shower overall spray product. Most recently, in fall 1996, the Company launched CHAOS-TM-, a new women's fragrance, as part of its DONNA KARAN NEW YORK-Registered Trademark- collection.

    In 1992, the Company won the "Best Women's Fragrance in Exclusive Distribution" and "Best Women's Advertising Campaign" Awards at the Fragrance Foundation Awards for its DONNA KARAN NEW YORK-Registered Trademark- women's fragrance. In 1994, the Company won the "Best Men's Fragrance in Exclusive Distribution" for its DK MEN-TM- fragrance at the Fragrance Foundation Awards.

    To ensure that its beauty products are of the highest quality and to best manage the brand, the Company currently controls all aspects of its Beauty Division, including product development, package design, production, and marketing. Certain of the Company's Beauty Division products are packaged in bottles designed by Stephan Weiss, Vice Chairman of the Company and a principal stockholder. Mr. Weiss has granted to the Company, an exclusive royalty-free worldwide license on the use of the designs for the bottles and a non-exclusive, royalty-free worldwide license for the use of the utility patents for the bottles.

    The Company distributes its Beauty Division products directly in the United States. To build its international distribution network, as of December 29, 1996, the Company had entered into 17 agreements for the distribution of its Beauty Division products in certain countries in Europe, Asia, the Middle East, Central America, the Caribbean, South America, and Australia. The Company's Beauty Division products compete with products by CHANEL, CALVIN KLEIN, GIORGIO ARMANI, BOUCHERON, ISSEY MIYAKE, and TIFFANY.

    During the fourth quarter of 1996, the Company revised its long-term strategy for the Beauty Division and announced that the Board of Directors had authorized management to explore strategic alternatives for the Beauty Division, including a joint venture, license, or possible sale of the business. Although net revenues of Beauty Division products increased 46.4% in 1996 compared to 1995, sales growth was lower than expected and the Company determined that more capital was required to grow the business than the Company was willing to commit. Management concluded that the potential of the beauty business would be better realized through a strategic alliance that would devote greater resources to the beauty business. The Company currently is exploring possible strategic alternatives for the Beauty Division. Furthermore, assuming that a strategic alliance is established in 1997, it is anticipated that new collections of women's and men's beauty products under the DKNY-TM- brand name will be launched in 1998 and 1999, respectively, which are intended to appeal to a broader customer base than the current DONNA KARAN NEW YORK-TM- collections of beauty products.

LICENSED PRODUCTS

    A principal goal of the Company is to maintain the integrity of the trademarks under which it markets its products. The Company strives to provide the consumer with high quality products and to maintain a consistent image in all its advertising and marketing programs. The Company, from time to time, selectively has entered into license or joint venture agreements with third parties. In entering into such arrangements, the Company seeks to preserve the integrity of the brand names by controlling the design and quality of the products manufactured by the licensees. To ensure that products sold by its licensees meet the Company's design and quality standards, the Company takes an active role in the design, quality control, advertising, marketing, and distribution of each licensed product and, in most cases, obtains from the licensee or joint venture partner a commitment for a minimum level of sales and advertising.

    To profit further from the Company's brand recognition and the quality and design standards which it successfully has established over the past 12 years, in addition to those product licenses which currently are in place (described below), the Company is engaged in licensing activities as a means to grow its brands. The Company intends to enter into other licensing or joint venture arrangements when it believes such arrangements will allow products sold under its brands to be manufactured with the highest quality and marketed and distributed most effectively. In determining whether to bring a new product to market on its own or through a joint venture or license, the Company considers various factors, including the Company's desire to bring a product to market at a particular time, its ability to effectively manufacture and distribute such product, the potential profit to be earned, and the capital and management resources available to the Company at such time.

    The Company currently has license agreements with the following licensees providing for the manufacture and distribution of the categories of products listed below under the trademarks and in the territories specified:

         LICENSEE                    PRODUCTS                  LICENSED MARKS                  TERRITORY
--------------------------  --------------------------  -----------------------------  --------------------------

Hanes Hosiery, a division   Women's pantyhose,          DONNA KARAN NEW                Worldwide
  of Sara Lee Corp.         knee-high stockings,        YORK-Registered Trademark-
                            tights and socks            DKNY-Registered Trademark-

Wacoal America, Inc.        Women's intimate apparel    DONNA KARAN NEW YORK-TM-       United States and
                                                                                       Canada(1)

The Lantis Corporation      Sunglasses, optical         DONNA KARAN NEW YORK-TM-       Worldwide
                            frames, magnifiers, and     DKNY-Registered Trademark-
                            eyewear accessories

Albert S.A.                 Children's apparel          DKNY-Registered Trademark-     Europe and the
                                                        DKNY-Registered Trademark-     Middle East
                                                        KIDS

Butterick Company, Inc.     Paper patterns and          DONNA KARAN NEW                Worldwide
  (Vogue Patterns)          knitting patterns           YORK-Registered Trademark-
                                                        DKNY-Registered Trademark-

T. Kawabi & Co.             Handkerchiefs and face      DKNY-TM-                       Japan and certain Asian
                            towels                                                     free-standing stores

------------------------

(1) This license provides that the licensee may sell its products to existing customers of the Company outside of the United States and Canada under certain circumstances.

    On September 27, 1996, the Company entered into a 30-year license agreement (the "Jeans License") with subsidiaries of Designer Holdings, Ltd., for the exclusive production, sale, and distribution of men's, women's and, with certain exceptions, children's jeanswear under the DKNY-Registered Trademark- JEANS label. On March 4, 1997, the Jeans License was terminated by mutual agreement of the Company and Designer Holdings, Ltd. due to differences in the design and manufacturing schedules of both companies and differences regarding the extent of the product line. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company currently is in negotiations with respect to home furnishings licenses, although there can be no assurance that such license agreements will be entered into or as to the terms of such license agreements.

DESIGN

    The Company was founded upon the marketing and design talents of Ms. Donna Karan, and its success to date is attributable largely to her vision and creative talent. The Company believes that its future success will depend in substantial part on its ability to continue to originate and define fashion trends, as well as to anticipate and react to changing consumer demands in a timely manner. Ms. Karan, who has been designing high fashion apparel for over 25 years, ultimately is responsible for the Company's creative inspiration, strategic planning, marketing, and overall fashion direction. In addition to Ms. Karan, as of December 29, 1996, the Company employed a design staff of 124 people, some of whom have assumed substantial design responsibilities under Ms. Karan's supervision. The Company has 10 design teams, each with a head designer, responsible for the creation, development, and coordination of the fabrications and silhouettes of the Company's collections. The Company encourages originality in its designers, and management believes that one of the keys to the growth of the Company has been not only Ms. Karan's individual talents, but also her willingness to delegate design responsibility to the various design teams and the ability of such teams to respond with creative and innovative designs.

    In recognition of the importance of maintaining a staff of highly qualified designers, Ms. Karan and other head designers constantly review the designs of independent young designers to find new talent. One element of the search for qualified designers is Ms. Karan's service as a member of the Board of Governors of the Parsons School of Design, a division of The New School.

    The Company's design teams constantly monitor fashion trends and search for new inspiration. The Company seeks to assist its designers in developing new ideas through various means. These include frequent meetings of the design teams to discuss current fashion trends, review of the fashion library, which includes over 125,000 items from the Company's past collections and antique garments and accessories assembled by the Company, and installation of a computer-aided design system which allows a designer to view and modify two- and three-dimensional images of a new design on a computer screen. See "Management Information Systems; Inventory and Credit Control" below in this section.

INTERNATIONAL BUSINESS

    During 1996, 62.7% of the Company's net revenues (excluding net revenues generated from outlet stores and licensing) were derived from sales within the United States and 37.3% were derived from sales outside the United States. The Company views international distribution as a major opportunity for future sales growth of the Company's products. The Company believes that international sales will continue to grow as a percentage of the overall business and is continuing to build the infrastructure necessary to support the growth of its brands worldwide. To service its international clientele, the Company has established a separate international division staffed by a multilingual sales and customer service staff in its New York headquarters and in its customer service and distribution centers in Hong Kong, Japan, The Netherlands, Canada, and the United States.

    The following table shows the net revenues derived by the Company in each of the geographic areas listed below during each of the past three years:

                                                                                              1994       1995       1996
                                                                                            ---------  ---------  ---------
                                                                                                 (DOLLARS IN MILLIONS)
United States (1).........................................................................  $     268  $     301  $     342
Japan.....................................................................................         51         64(2)        76
Europe and Middle East....................................................................         38         57         73
Asia (excluding Japan)....................................................................         16         23         36
Other markets.............................................................................          5         10         18

------------------------

(1) Excludes in the United States $42 million, $55 million, and $68 million of net revenues from outlet stores and licensing for 1994, 1995, and 1996, respectively.

(2) As of March 31, 1995, the Company sold 70% of its interest in the operations of Donna Karan Japan K.K. ("Donna Karan Japan"). After the first quarter of 1995, sales are reflected as made from the Company's divisions directly to Donna Karan Japan. See Note 8 to Notes to Financial Statements.

DISTRIBUTION ARRANGEMENTS

    The Company sells its products in Japan through Donna Karan Japan, a Japanese corporation in which the Company has a 30% equity interest. In March 1995, the Company sold 52.5% of its 100% interest in the operations of Donna Karan Japan to Hotel Properties Limited, a Singapore public company ("HPL"), and 17.5% of its interest in the operations of Donna Karan Japan to a corporation owned by a private investor with a substantial interest in HPL. In connection with the sale to HPL, the Company entered into an agreement with HPL and the private investor which provides that Donna Karan Japan will be the exclusive distributor of the Company's products in Japan, subject to certain limited exceptions. The agreement also provides that the Company, for a management fee based on the net sales of Donna Karan Japan, will manage the day-to-day operations of Donna Karan Japan, for an initial term through December 31, 2000. The term is renewed automatically for successive five-year terms thereafter, subject to certain conditions. The Company believes that by selling its products in Japan through Donna Karan Japan, it can provide its Japanese customers with a higher level of customer service than that provided by the distributors of its competitors' products and can maintain greater control over its distribution policies and advertising. To reinforce its exclusive image and the uniqueness and appeal of its products, the Company's products are distributed in Japan only through better department stores and specialty stores. In addition, the Company plans to distribute products in Japan through four free-standing International Retail Stores (as defined herein) which are required to be opened by HPL by 1999 in accordance with the Retail Agreement (as defined herein). See below in this section for a description of the Company's Retail Agreement with HPL.

FREE-STANDING INTERNATIONAL RETAIL STORES

    As part of the Company's growth strategy, the Company has entered into license arrangements and strategic alliances for the opening by third parties of full price, free-standing retail stores in a number of international markets under the DONNA KARAN NEW YORK-Registered Trademark-,
DKNY-Registered Trademark-, and DONNA KARAN-Registered Trademark- names (the "International Retail Stores"). The free-standing International Retail Stores operated under these names carry the corresponding product lines exclusively. There are provisions in certain of the agreements for these International Retail Stores granting product and/or boutique exclusivity within a defined geographical area. As of December 29, 1996, there were 41 free-standing International Retail Stores owned by third parties unaffiliated with the Company (including 17 stores owned by HPL and affiliates of HPL) operating under the following names and located in the following countries:

DONNA KARAN NEW                                                                                     DONNA
YORK-REGISTERED TRADEMARK-*                        DKNY-Registered Trademark-*               KARAN-REGISTERED TRADEMARK-*
-------------------------------------  ----------------------------------------------------  --------------------
Argentina(1)                           Australia(1)            Norway(1)                     Saudi Arabia(3)**
England(1)                             Belgium(1)              The Philippines (1)
Indonesia(1)                           England(2)              Singapore (1)
Israel(1)                              Germany(1)              Switzerland(3)
Korea(1)                               Greece(2)               Taiwan (2)
Malaysia(1)                            Hong Kong(4)            Thailand (1)
Singapore(1)                           Indonesia(1)            Turkey(2)
Switzerland(2)                         Korea(1)                United Arab Emirates(1)
Taiwan(1)                              Malaysia(1)
United Arab Emirates(1)                The Netherlands(1)

------------------------

* The numbers in parentheses indicate the number of stores opened in the particular country. Each DONNA KARAN NEW YORK-TM- free-standing International Retail Store carries DONNA KARAN NEW
    YORK-Registered Trademark- brand name products exclusively and each DKNY-TM-free-standing International Retail Store carries DKNY-Registered Trademark-brand name products exclusively.

** In Saudi Arabia there are three stores which carry the Company's products under both of the Company's brand names, two of which carry women's products and one of which carries men's products.

    The Company anticipates that 17 additional free-standing International Retail Stores will be opened in 1997 (including one store to be opened under the Retail Agreement with HPL). These stores are anticipated to be located in Australia, Croatia, the Czech Republic, Germany, Greece, Hong Kong, Israel, Italy, Lebanon, The Netherlands, Russia, Spain, Sweden, and Thailand.

    As part of the Company's strategy of opening additional free-standing International Retail Stores, in March 1995, the Company entered into a retail agreement (the "Retail Agreement") with HPL and a corporation owned by the Ong family, which also has a substantial interest in HPL, providing for the establishment by HPL of an aggregate minimum, subject to certain exceptions, of 29 free-standing International Retail Stores in Hong Kong, The People's Republic of China, The Philippines, South Korea, Taiwan, and Japan (the "Territories") by December 31, 2000. In 1996, six free-standing International Retail Stores under the Retail Agreement were opened in the Territories. The Company anticipates that approximately one additional free-standing International Retail Store will be opened in accordance with the Retail Agreement by the end of 1997. The Retail Agreement, which has an initial term through December 31, 2005, provides for minimum purchases by HPL of the Company's products. HPL has the right to sell all apparel, accessories, and shoes which are manufactured by the Company at the time of sale in its free-standing International Retail Stores in the Territories. If the Company enters into a license for the manufacture and sale of any of its products or determines to distribute shoes or non-apparel products, HPL may have certain exclusive rights in the Territories with respect to such products. During the term of the Retail Agreement, except under limited circumstances, the Company is not entitled to distribute or sell its products (other than its beauty products) in the Territories (other than Japan) except through the free-standing International Retail Stores in the Territories.

    The Company intends to enter into additional licenses or strategic alliances with corporate partners for the opening of additional, free-standing International Retail Stores. The Company believes that this strategy will enable it to penetrate the international market more effectively, particularly in Europe, where most of the retail apparel business is conducted through smaller retail boutiques.

FREE-STANDING DOMESTIC RETAIL STORES

    The Company currently does not have any free-standing domestic retail stores (other than outlet stores--see "Outlet Stores" below in this section). The Company is considering a strategy for the opening of full-price, free-standing retail stores in select locations in the United States under a license or franchise program, joint venture, or other arrangement. The Company believes that free-standing retail stores will provide a retail environment, fully coordinated with the Company's brand image and apparel collections.

CUSTOMERS

    The Company's customers consist of a limited number of better department and large specialty stores, including Bloomingdale's, Macy's, Saks Fifth Avenue, Neiman Marcus, Bergdorf Goodman, and Nordstrom, Donna Karan Japan, the Company's 30%-owned distributor in Japan, free-standing International Retail Stores, and boutiques.

    Certain of the Company's customers, including some under common ownership with each other, have accounted for significant portions of the Company's gross revenues. During 1996, Bloomingdale's, Macy's, and affiliated stores, owned by Federated Department Stores, together accounted for 12.8% of the Company's gross revenues; Saks Fifth Avenue stores accounted for approximately 9.1% of the Company's gross revenues; Nordstrom stores accounted for approximately 7.0% of the Company's gross revenues; and Neiman Marcus stores and Bergdorf Goodman stores, owned by The Neiman Marcus Group, Inc., together accounted for approximately 6.8% of the Company's gross revenues. Sales to entities affiliated with HPL, including Donna Karan Japan, the Company's 30%-owned distributor in Japan, and certain free-standing International Retail Stores, accounted for approximately 16.6% of the Company's gross revenues for 1996. The Company's 10 largest customers accounted for approximately 62.6% of the Company's gross revenues during 1996.

OUTLET STORES

    As of December 29, 1996, the Company operated 37 outlet stores in 22 states; seven in California; four in Florida; three in New York; two each in Maine, New Jersey, Pennsylvania and South Carolina; and one each in Arizona, Colorado, Connecticut, Georgia, Hawaii, Indiana, Massachusetts, New Hampshire, New Mexico, Ohio, Texas, Vermont, Virginia, Washington, and Wisconsin. The Company established its outlet stores primarily to dispose of excess inventory in a manner which it believes does not adversely impact upon its department and specialty store customers. The outlet stores also carry a limited amount of the Company's licensed products. The Company's policy has been to make a style available in its outlet stores after its customers have taken their first markdown on that style. Sales in the Company's outlet stores accounted for approximately 9.9% of the Company's net revenues for 1996. The Company currently anticipates that it will have approximately 48 outlet stores in operation by the end of 1997, including the Company's first outlet store in Europe. This outlet store, which was opened in Bicester, England in January 1997, was established primarily to dispose of excess inventory from the Company's distribution center in The Netherlands.

SALES

    As of December 29, 1996, the Company had a sales force of 120 people, all of whom were based in the Company's New York showrooms. Each division employs a separate sales force, managed by a vice president of sales. All sales personnel are salaried, other than Beauty Division sales personnel who receive commissions. Each spring and fall season men's and women's Designer Collections and DKNY-Registered Trademark- collections are introduced first to the press and retailers at fashion shows which generally are held three to six months in advance of shipping of the spring and fall merchandise.

    As of December 29, 1996, the Company had a staff of 16 apparel merchandise coordinators and 27 Beauty Division account executives who service the stores carrying its collections, as well as three Beauty Division regional managers who supervise the Beauty Division account executives. Merchandise coordinators visit each of the stores carrying the Company's products several times a year, depending on the store's volume, to provide assistance in displaying the products, as well as conducting training seminars.

DISTRIBUTION

    The Company has sought to maintain the uniqueness of, and consumer demand for, its products by distributing its products through better department and specialty stores and boutiques, and more recently through the free-standing International Retail Stores operated under the DONNA KARAN NEW
YORK-Registered Trademark-, DKNY-Registered Trademark-, and DONNA KARAN-Registered Trademark- brand names, all of which cater to fashion-conscious consumers, and by being attuned to its consumers' desires through an interactive, consumer-responsive approach to the design and quality of its products. The Company seeks to assist its retail customers to achieve high sell-through of products at full price by limiting the number of stores that carry its products and working closely with its retail accounts to determine the mix and quantity of products in its orders, and by providing retailers with the services of the Company's account executives, who interact with the stores' staffs and assist the retailers' customers. The Company also targets its retail customer base with various marketing programs and material, including outreach programs, "trunk shows," mailers, and catalogues. In addition, the Company believes that its strategies of creating different brands positioned to appeal to different segments of the market and creating new products within existing brands support its marketing efforts, attract new customers and generate additional sales.

    The retail customers that carry one or more of the Company's collections were selected on the basis of their ability to display and promote those collections effectively. Retailers carrying the Company's collections stock and display the merchandise in accordance with the Company's standards, which may include creating an in-store shop within the store, or providing special signs, display cases, and display racks, depending on the collection. The Company works closely with the store buyers to encourage each store to carry a representative cross-section of the complete collection for each season. As part of the Company's strategy to further support its retail presence, increase dedicated selling space, and improve the productivity of its existing in-store shops ("shop-in-shops") and International Retail Stores, the Company created a Retail Development Group in late 1996. Responsibilities of the Retail Development Group include working directly with the Company's department store and specialty shop customers to maximize the productivity of the existing shop-in-shops by assisting in the merchandising, planning, fixturing, and refurbishing of each shop-in-shop. In addition, the Retail Development Group is responsible for the design, development, and construction of new shop-in-shops which are opened by the Company's retail and specialty customers. The Retail Development Group also works directly with the licensees of the Company's International Retail Stores to ensure consistency worldwide of the design, presentation, merchandising, and construction of the free-standing stores.

    When the Company launches a new collection, it typically does so at either a single retail store or at a limited group of retail stores. For example, the DKNY-Registered Trademark- Kids collection distributed by the Company is being sold exclusively at Bloomingdale's stores for the launch of the spring 1997 collection. The Company's experience is that limiting the initial distribution of a collection encourages active promotional participation by the retailers involved in the launch and increases consumer demand for the product.

ADVERTISING, PUBLIC RELATIONS, AND MARKETING

    All worldwide advertising, public relations programs, and marketing programs are managed on a centralized basis through the Company's Creative Services and Public Relations Departments located in New York. Centralization of the Company's advertising, public relations, and marketing programs enables the Company to promote a consistent global image for the Company and its products. In addition to expenditures by its product licensees, expenditures by the Company on advertising, public relations, and marketing totaled $53.2 million in 1996.

    ADVERTISING

    The Company supports the marketing of its products with extensive image advertising designed to appeal to a specific target group of customers. THE DONNA KARAN NEW YORK-Registered Trademark- brand focuses on the international sophistication and urban lifestyle of affluent customers with an appreciation for luxury products, and the DKNY-Registered Trademark- brand focuses on customers who have a more casual, relaxed, and active lifestyle. The Company advertises principally in print and outdoor advertising media, but also makes extensive use of video for point-of-purchase displays, as well as mailers and catalogues. The Company's advertising efforts, as well as the efforts of its licensees, are coordinated through the Company's Creative Services Department which was established in 1993. The Company believes that having its own Creative Services Department enables it to better control advertising, media placement, and advertising production costs.

    The Company's Creative Services Department is responsible for the worldwide consistency of and the creation of the advertising campaigns, mailers, and catalogues for the Company and its licensees. The Creative Services Department also is responsible for the media placement of domestic advertising, and is available to assist each division of the Company with a variety of projects, including the design and production of fashion shows, corporate presentations, and archival maintenance. Additionally, the Creative Services Department assists the other divisions of the Company with the marketing, graphic design, and production of collateral materials, such as point-of-purchase displays, mailers, catalogues and in-store video displays. The Company has provided its Creative Services Department with a state-of-the-art computer-aided design system in its New York headquarters which can be used to create two-dimensional graphics and three-dimensional images for use in creating advertising and marketing materials. The system is also used by the Company's designers in the development of new products. Additionally, when appropriate, the Creative Services Department utilizes specialized computer-aided design systems, such as stereo lithography. As of December 29, 1996, the Company's Creative Services Department consisted of 21 full-time personnel.

    PUBLIC RELATIONS

    The Company's Public Relations Department is responsible for the worldwide coordination and communication for each of the Company's divisions with the industry and general press and media and offers up-to-date information on the Company's products and activities. The Public Relations Department consisted of 21 full-time employees as of December 29, 1996.

    MARKETING

    Ms. Karan, the Company's Chief Designer, is an integral part of the marketing process. As a result of her professional accomplishments, she enjoys celebrity status and garners international recognition. Furthermore, she has been the subject of numerous newspaper and magazine articles and has appeared frequently on broadcast media. Ms. Karan's personal appearances, done for key store launches, "trunk shows," and major events, and her in-store videos in which she communicates with the consumer about the Company's seasonal fashion point of view, and her other appearances in public and the media, serve to support and institutionalize all of the Company's brands.

    The Company utilizes various means of advertising and marketing, such as corporate mailers, videos, catalogues, newsletters, and consumer awareness programs. For example, the Company markets its DONNA KARAN NEW
YORK-Registered Trademark- brand name and image through its WOMAN TO WOMAN-TM-newsletter which is a dialogue between the Company, the designer, and consumers. The WOMAN TO WOMAN-TM- newsletter offers a toll-free number to answer consumer questions and open dialogue with consumers and to improve and focus the Company's marketing programs; informs consumers of new products in all areas of the Company; and discusses new fashion trends, among other topics.

    The Company further strengthens consumer awareness by sponsoring special events, and through the House of Donna Karan which can be accessed through the Company's Internet site on the World Wide Web. As part of its 1997 special events sponsorships, the Company will serve as an official sponsor to both the United States Figure Skating Association (USFSA) and the American Motorcycle Association (AMA) Race Team. In connection with its USFSA sponsorship, DKNY-TM-will serve as an official outfitter for more than 250 skaters, coaches and officials from the 1997 US World Figure Skating Team and the US Figure Skating Team. In addition, as part of its AMA sponsorship, DKNY MEN-TM- will serve as primary associate sponsor for Team Fast by Ferraci Ducati USA.

SOURCING AND PRODUCT DEVELOPMENT

    The Company sources products through its established relationships with leading contractors. The Company seeks to achieve the most efficient means for the timely delivery of its high quality products. The Company continues to rebalance its sourcing by region in response to increasing demand within each region.

    The Company works with fabric mills in the United States, Europe, and the Far East to develop woven and knitted fabrics that enhance the comfort, design, and look of its products. The Company employs fabric specialists in the United States, Italy, and Hong Kong who perform this function.

    The lead times for the various stages of the Company's operations from sourcing to delivery of finished goods differ for each of the Company's divisions and for the various selling seasons. Fabric acquisition for a substantial portion of the Company's apparel products takes place generally four to five months prior to the corresponding selling season, although the Company may begin to acquire fabric for certain products up to a year in advance of the corresponding selling season. Apparel production (cut, manufacture, and trim) generally begins after the Company has received customer orders, approximately 90 to 120 days prior to delivery of finished goods to customers.

    The Company engages both domestic and foreign contractors for the production of its products. During 1996, approximately 46.0% of direct purchases of raw materials, labor, and finished goods in its apparel, accessories, shoes, and beauty products were produced in Hong Kong, Taiwan, South Korea, and other Asian countries; approximately 26.7% were produced in the United States; approximately 25.1% were produced in Europe, and approximately 2.2% were produced elsewhere. The production and sourcing staff in New York oversees all aspects of fabric acquisition, apparel manufacturing, quality control, and production, as well as researching and developing new sources of supply. The Company operates product sourcing and quality control offices in Hong Kong and Prato, Italy. As of December 29, 1996, approximately 135 people were employed in Hong Kong and approximately 27 people were employed in Milan, and Prato, Italy. Finished goods production, quality control, and delivery are monitored through an exclusive agent in Seoul, South Korea and fabric production, quality control, and delivery are monitored through an exclusive agent in Prato, Italy.

    The Company does not own any production facilities. The Company's apparel products are produced for the Company by approximately 500 different contractors. None of the contractors engaged by the Company accounted for more than 10% of the Company's total production during 1996. Although the Company has a written agreement with only one of its contractors, it has had long-term relationships with many of them. The Company uses a variety of raw materials, principally consisting of woven and knitted fabrics and yarns. During 1996, approximately 42.0% of the Company's raw materials were purchased by the Company directly from suppliers and sent to contractors to be cut and sewn or assembled. The rest of the raw materials used in the Company's products were purchased by contractors from mills designated by the Company. In some cases, the Company must commit to purchase fabric from a mill before it will begin production. Although the Company must make commitments for a portion of its fabric purchases well in advance of sales, the Company's risk is not material, because the Company cuts the majority of its garments only to fill actual customer orders. If the Company overestimates the demand for a particular fabric or yarn, it frequently can utilize the excess in garments made for subsequent seasons or made into past seasons' silhouettes for distribution in its outlet stores. See "Outlet Stores" above in this section.

QUALITY CONTROL

    The Company monitors the quality of its fabrics prior to the production of garments and inspects prototypes of each product before production runs are commenced. The Company also performs random in-line quality control checks during and after production before the garments leave the contractor. Final random inspections occur when the garments are received in the Company's distribution centers. As of December 29, 1996, the Company had 21 full-time personnel engaged in quality control located in its Hong Kong office and 17 located in New Jersey/New York. The Company believes that its policy of inspecting its products at its distribution centers and at the contractors' facilities is important in maintaining the quality and reputation that its garments enjoy.

    The Company permits defective garments to be authorized for return for credit by the purchasers. Less than one percent of the garments shipped by the Company during each of the last three years has been returned under this policy.

WAREHOUSE AND DISTRIBUTION CENTERS

    To facilitate the distribution of its apparel products, the Company utilizes distribution centers at five strategically located sites. Two of the distribution centers are operated by the Company and three are operated by independent contractors. Distribution of the Company's apparel and accessory products in the United States is centralized in a Carlstadt, New Jersey facility operated by the Company. The Company also operates a distribution center in Hong Kong, which services the Pacific rim, other than Japan. The

Company utilizes a warehouse operator in The Netherlands that services the European market and a warehouse operator in Toronto that services the Canadian market. Donna Karan Japan utilizes an independent warehouse operator in Tokyo, Japan that services the Japanese market.

    To facilitate the distribution of the Beauty Division products, the Company utilizes the services of a public warehouse located in New Jersey. This facility is used to distribute the Company's products throughout the United States, and to consolidate and ship its products internationally. All administrative functions associated with distribution are performed at the Company's Carlstadt warehouse facility.

    The Company had intended to close most of its operations at the buildings comprising its Carlstadt facility and to relocate its apparel and shoe operations to a single facility in another location. However, after negotiations for a prospective location ended because the terms of the proposed lease became financially unattractive, the Company reevaluated this proposal and determined instead at this time to make certain improvements to its current warehouse facility. The Company believes that its current location, as improved, will be adequate to meet its short-term needs. The Company will continue to explore its alternatives with respect to the consolidation of its New Jersey warehouse facilities.

    To try to ensure that each of its retail customers receives the merchandise ordered in satisfactory condition, substantially all apparel and accessories produced for the Company are processed through one of the Company's distribution centers before delivery to the retail customer. In general, merchandise is not drop shipped directly from the contractor to the customer. Each customer is assigned to one of the Company's distribution centers, depending on the customer's geographical location. Products are shipped to the customer from the assigned distribution center on hangers or in cartons. The Company's distribution centers are linked by computer to the Company's executive offices, enabling the Company to maintain up-to-date information on the availability of merchandise at all locations.

MANAGEMENT INFORMATION SYSTEMS; INVENTORY AND CREDIT CONTROL

    The Company believes that advanced information processing is important to maintain its competitive position. Consequently, the Company has invested in computer mainframe and network systems and software (i) to enhance the speed and efficiency of certain aspects of its business, such as product design, order entry, distribution, product control, and financial reporting, (ii) to improve the efficiency and integration of its international operations, and (iii) to provide timely inventory information. All the Company's international and domestic operations are networked to provide the Company with worldwide customer service, production and inventory control, and electronic mail, data and fax capabilities. The Company's worldwide information processing system operates 24 hours a day.

    The Company's Creative Services Department has an advanced computer-aided design system. The Company also has invested in a computerized marker and grading system which can be used by its personnel in New York to print patterns and markers locally and to transmit them electronically to its international offices for delivery to contractors to improve the Company's fabric utilization ratio and maintain the quality of its garments.

    The Company has a retail management software system which is used in all of its outlet stores. The system is used for point-of-sale transactions and information, as well as office management, including inventory control. The Company also has both a financial information software management system and an apparel company management software system. The Company's inventory is reviewed on an ongoing basis, and the division presidents review their divisions' inventory positions, production, receiving, and shipping schedules to ensure that all orders are filled timely. To date, it has been the Company's policy to dispose of all seasonal items, either through sale through its outlet stores or, if necessary, off-price retailers, once its major department store customers have marked down such items.

    The Company manages all its own credit and collection functions. In general, the Company does not factor its accounts receivable and maintains credit insurance to manage the risk of bad debts. In

January 1996, Barney's commenced bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code. During 1996, the Company sold its claims to its receivables from Barneys, the loss on which had been fully reserved as of December 31, 1995. The Company's bad debt expense was immaterial during 1996.

COMPETITION

    Competition is strong in the segments of the fashion industry in which the Company operates. The Company competes with numerous designers and manufacturers, domestic and foreign, none of which accounts for a significant percentage of total industry sales, but some of which are significantly larger and have substantially greater resources than the Company. Further, with sufficient financial backing, talented designers can become competitors within several years of establishing a new label. See "Products" above in this section for the Company's competitors.

    The Company competes primarily on the basis of fashion, quality, and service. The Company's business depends on its ability to shape and stimulate consumer tastes and demands by producing innovative, attractive, and exciting fashion products, as well as on its ability to remain competitive in the areas of quality and price. The Company believes that retailer and consumer acceptance and support of its products depends to a great extent on its well-recognized designer name and proprietary labels.

BACKLOG

    The Company generally receives orders for apparel, accessory, and shoe products approximately three to five months prior to the time the products are delivered to stores. All such orders are subject to cancellation for late delivery. At March 10, 1997, backlog was $247.6 million, as compared to $148.5 million at March 4, 1996. The Company's backlog depends upon a number of factors, including the timing of the market weeks for each of the DONNA KARAN NEW YORK-Registered Trademark- and DKNY-Registered Trademark- brand seasons, during which a significant percentage of the Company's orders are received. As a consequence, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual shipments. The 1997 backlog included significant fall orders compared to 1996 due to such timing differences. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

TRADEMARKS

    The principal trademarks used by the Company to distinguish its brands are DONNA KARAN NEW YORK-Registered Trademark- and DKNY-Registered Trademark-. Under these brands the Company also uses the following trademarks:
DK-Registered Trademark-, DONNA KARAN-Registered Trademark-, DK MEN-TM-, D BY DKNY-TM-, DKNY-Registered Trademark- CLASSIC, DKNY-Registered Trademark- ACTIVE, a logo consisting of the block letters DKNY and the words Donna Karan New York (with dots below each word), DKNY JEANS AND DESIGN
GRAPHICS-Registered Trademark-, and DKNY COVERINGS AND DESIGN GRAPHICS-REGISTERED TRADEMARK-. Upon consummation of the Company's initial public offering, Gabrielle Studio, Inc. ("Gabrielle Studio"), a corporation owned by Ms. Donna Karan, Mr. Stephan Weiss, and certain affiliated trusts, granted to the Company an exclusive worldwide license (the "Gabrielle License") in perpetuity to use and sublicense the right to use the licensed marks including the principal trademarks of the Company, and to use and sublicense the right to use the name and likeness of Ms. Karan, in connection with the sale of all products and store services, other than those products and specified services for which Gabrielle Studio retained the right to use or license such trademarks. Gabrielle Studio has licensed such specified products and services to Ms. Karan. The Gabrielle License provides, however, that at such time as Ms. Karan is no longer the Chief Executive Officer and Chief Designer or Chairman of the Board of Directors and Chief Designer of the Company, the licensed marks may only be used by the Company in the market segments in which such licensed marks previously were used.

    The Gabrielle License may be terminated by Gabrielle Studio upon the failure of the Company to pay any amount due within 60 days of receipt of notice of such failure, or if the Company violates the quality control provisions of the Gabrielle License and fails to initiate and thereafter pursue appropriate corrective action within 60 days after a final unappealable determination by an arbitration tribunal or court of competent jurisdiction that such violation has occurred. The Gabrielle License also may be terminated by Gabrielle Studio upon the occurrence of, among other events, a "change of control" of the Company, including certain changes in ownership of voting securities, an acquisition by a third party of 30% of the voting securities of the Company, mergers, sales of assets, and certain changes in the composition of the Board of Directors.

    Gabrielle Studio and its shareholders have agreed that Gabrielle Studio will not engage in any activities other than those related to the Gabrielle License and the license agreement with Ms. Karan. However, there is no restriction on the transferability of shares of Gabrielle Studio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein and "Certain Relationships and Related Transactions--License Agreement for Principal Trademarks" included in the 1997 Proxy Statement for a more complete description of the terms of this license and the royalties payable thereunder.

    The principal trademarks used by the Company are the subject of registrations and pending applications throughout the world filed by the Company on behalf of Gabrielle Studio, for use on a variety of items of apparel, apparel-related products, and beauty products, as well as in connection with retail services, and the Company continues to expand its worldwide usage and registration of related trademarks. The Company regards the license to use the trademarks and its other proprietary rights in and to the trademarks as valuable assets in the marketing of its products, and on a worldwide basis, vigorously seeks to protect them against infringement.

EMPLOYEES

    As of December 29, 1996, the Company had approximately 1,580 employees, including 1,410 in the United States and 170 in foreign countries. Of the total, approximately 330 employees held executive and administrative positions, 125 were engaged in design, 230 were engaged in production, 460 were engaged in sales (including the equivalent of 305 full-time sales personnel at the various retail outlet stores), 270 were engaged in distribution, 100 were engaged in merchandising activities, and 65 were engaged in creative services, media, public relations, and retail development. Approximately 245 of the Company's United States production, design, and distribution employees are members of three locals of the Union of Needletrades, Industrial & Textile Employees, which operates under a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory and has not experienced any job actions or labor stoppages since its inception.

GOVERNMENT REGULATIONS

    The Company and its products are subject to regulation by the Federal Trade Commission in the United States, and its Beauty Division products also are subject to regulation by the Food and Drug Administration, as well as various other federal, state, local, and foreign regulatory authorities. Such regulations relate principally to the labeling of the Company's products and the ingredients, labeling, packaging, and marketing of the Company's Beauty Division products. The Company believes that it is in substantial compliance with such regulations, as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. There are no significant capital expenditures for environmental control matters either estimated in the current year or expected in the near future.

BUSINESS CONSIDERATIONS

    Certain statements contained in this Annual Report on Form 10-K are forward looking statements that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are numerous risks and uncertainties which may cause the Company's actual results in future periods or plans for future periods to differ materially from the forward-looking statements contained herein. Those risks include, among others,
(i) the failure of certain key members of the Company's design teams or management, including Ms. Karan, to continue to be active in the business of the Company; (ii) the possibility of a termination the Gabrielle License, a bankruptcy of Gabrielle Studio or a transfer of the stock of Gabrielle Studio;
(iii) the overall financial condition of the apparel industry, the retail industry and the general economy; (iv) the variability of the Company's results in any period due to the seasonal nature of the business, the timing and level of the company's sales and promotions, the timing of launching new products and collections and of opening of new doors, fashion trends, and the timing, terms and consummation of any joint ventures, licenses or other dispositions of product lines; (v) retailer and consumer acceptance of new products and collections and the actual costs incurred in connection therewith; (vi) changes in retailer and consumer acceptance of the Company's existing products; (vii) the Company's ability to enter into licenses, joint ventures or otherwise dispose of any product lines on favorable terms, including the timing, terms and consummation of a joint venture, sale or licensing of the Company's Beauty Division; (viii) the possible termination of the patent license with Stephan Weiss regarding the bottles used in the Company's Beauty Division; (ix) infringements of the Company's trademarks and other proprietary rights and imitations or diversions of the Company's products; (x) acceptance and ability to manage operations in foreign markets; (xi) receipt, pricing and timing of customer orders; (xii) timing of and costs associated with new store openings;
(xiii) political instability resulting in the disruption of trade from the countries in which the Company's contractors, suppliers, or customers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes, and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restriction on transfer of funds; (xiv) the inability of a contractor to deliver the Company's products in a timely manner which could cause it to miss the delivery date requirements of its customers, which could result in cancellation of orders, refusal to accept deliveries, or a reduction in the selling price; and (xv) general competitive risks, as well as certain other risks described herein.

ITEM 2. PROPERTIES

    Certain information concerning the Company's principal facilities, all of which are leased, is set forth below:

                                                                                                  APPROXIMATE AREA
                   LOCATION                                            USE                         IN SQUARE FEET
-----------------------------------------------  -----------------------------------------------  ----------------
550 Seventh Avenue.............................  Principal executive and administrative offices;         77,000
  New York, New York                             Designer Collections design facilities, sales
                                                 offices, showrooms, and women's wear, menswear,
                                                 accessories, and beauty division offices
218, 240 and 250 West 40th Street..............  DKNY-Registered Trademark- executive and               209,000
  New York, New York                             administrative offices, including its design
                                                 facilities, sales offices, production offices,
                                                 showrooms, division offices, and the Company's
                                                 library of design items
Carlstadt, New Jersey..........................  Distribution and warehouse facility; management        351,000
                                                 information systems and credit, and finance
                                                 operations
Kowloon, Hong Kong.............................  Distribution and warehouse facility; production         63,000
                                                 control, sourcing, and quality control
Milan, Italy...................................  Showrooms and public relations; shoe and                14,000
                                                 accessories offices
Prato, Italy...................................  Production control, sourcing and quality                 9,000
                                                 control; administrative offices

    The leases for these offices expire between 1997 and 2009. The leases for the Company's New York offices provide for aggregate annual rentals of approximately $5.9 million in 1997. The leases for the Company's other facilities provide for aggregate annual rentals of $3.2 million in 1997. The Company anticipates that it will be able to extend those leases which expire in the near future on terms satisfactory to the Company or, if necessary, locate substitute facilities on acceptable terms. In addition, the Company had intended to close most of its operations at the seven buildings comprising its Carlstadt, New Jersey facility and to relocate its apparel and shoe operations to a single facility in another location. However, after negotiations for a prospective location ended because the terms of the proposed lease became financially unattractive, the Company reevaluated this proposal and determined instead at this time to make certain improvements to its current warehouse facility. The Company believes that its current facility, as improved, will be adequate to meet its short-term needs. The Company will continue to explore its alternatives with respect to the consolidation of its New Jersey warehouse.

    As of December 29, 1996, the Company operated 37 retail outlet stores in leased premises. See "Outlet Stores" above in this section. The outlet stores range in size from approximately 2,100 square feet to 7,600 square feet. The leases for these stores expire between 1997 and 2006 and provide for aggregate minimum-guaranteed annual rentals of approximately $3.0 million in 1997, as well as an additional amount based upon the aggregate annual sales of such stores. The Company expects to renew, for the applicable renewal option period, those leases which expire in 1997.

    The Company believes that its existing facilities are well maintained and in good operating condition and are adequate for its present level of operations.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, the resolution of such matters will not have a material effect on its financial position or results of operations. The Company is currently subject to a New York State sales tax audit, and an Internal Revenue Service audit relating to the reclassification of workers as independent contractors or employees. The Company believes that neither of these audits will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The names of the directors and executive officers of the Company and their respective ages and positions are as follows:

                 NAME                      AGE                                 POSITION
--------------------------------------     ---     -----------------------------------------------------------------

Donna Karan...........................         47  Chairman of the Board, Chief Designer, and Chief Executive
                                                   Officer

Stephan Weiss.........................         57  Vice Chairman and Director

M. William Benedetto..................         55  Director

Andrea Jung...........................         39  Director

Ann McLaughlin........................         55  Director

Stephen L. Ruzow......................         53  President, Chief Operating Officer, and Director

Dewey K. Shay.........................         38  Senior Executive Vice President, Chief Administrative Officer,
                                                   and Director

Lee Goldenberg........................         46  Executive Vice President--Worldwide Operations

Joseph B. Parsons.....................         43  Executive Vice President--Chief Financial Officer and Treasurer

Louis Praino..........................         53  Executive Vice President--Worldwide Production

Julius Stern..........................         72  Executive Vice President

David L. Bressman.....................         45  Senior Vice President, General Counsel, and Secretary

    DONNA KARAN founded the Company along with Stephan Weiss, Tomio Taki, Frank Mori, and Takihyo Inc. in 1984 and has served as Chief Designer and Chief Executive Officer of the Company from the date of its formation. Ms. Karan has served on the Board of Directors of the Company since April 15, 1996, and has served as Chairman of the Board since July 1996. Immediately prior to the formation of the Company, Ms. Karan was the head designer at Anne Klein & Company. Ms. Karan is a member of the Board of Directors of the Council of Fashion Designers of America ("CFDA"), the Design Industries Foundation for AIDS, and the Martha Graham Center of Contemporary Dance. Ms. Karan also serves as a member of the Board of Governors of the Parsons School of Design, a division of The New School. Ms. Karan was honored as the CFDA's Designer of the Year in 1985 and 1990, as its Menswear Designer of the Year in 1992, and as its Womenswear Designer of the Year in 1996.

    STEPHAN WEISS served as the Operating Principal of the Company from 1985 to 1992. Mr. Weiss has served the Company in various capacities, including having direct supervisory responsibility at various times for the legal department, licensing, new business ventures, such as the Beauty Division and the Shoe Division, and developing the Creative Services Department. Mr. Weiss has been receiving compensation for his services with the Company since 1989. Mr. Weiss served as Co-Chief Executive Officer of the Company from 1993 to December 31, 1995. Mr. Weiss has served on the Board of Directors since April 15, 1996, and as Vice Chairman since July 1996. Mr. Weiss consults with the Chief Executive Officer on strategic planning and is currently responsible for the Company's Beauty Division. Mr. Weiss' office is not a full-time position, but he spends a substantial amount of time as Vice Chairman.

    M. WILLIAM BENEDETTO, a founder and principal of Benedetto, Gartland & Greene, Inc., a New York-based private placement and investment advisory firm, has served as a director of the Company since July 1996. Before founding his own firm in 1988, Mr. Benedetto was a senior executive in the investment banking industry.

    ANDREA JUNG has served as a director of the Company since October 1996. Since 1994, Ms. Jung has been employed by Avon Products Inc., a multinational cosmetics company, most recently as Corporate Executive Vice President and President, Global Marketing and New Business. From 1991 to 1993, Ms. Jung was Executive Vice President at Neiman Marcus Group and from 1987 to 1991 she was Senior Vice President, General Merchandising Manager for I. Magnin in San Francisco. Ms. Jung is a director of Zales Corporation and was named the 1996 Marketer of the Year by Brandweek Magazine.

    ANN MCLAUGHLIN has served as a director of the Company since January 1997. Ms. McLaughlin has been Chairman of The Aspen Institute, a non-profit policy-making organization, since August 1996 and served as Vice Chairman of this institute since August 1993. From May 1990 to September 1995, Ms McLaughlin served as President of the Federal City Council, Washington D.C., a non-profit, non-partisan organization. From 1987 to 1989, Ms. McLaughlin was the United States Secretary of Labor. She also served as Chairman of the President's Commission on Aviation Security and Terrorism from 1989 to 1990 and as Under Secretary of the Department of the Interior from 1984 to 1987. Ms. McLaughlin is a director of AMR Corporation and its subsidiary, American Airlines Inc., Federal National Mortgage Association (Fannie Mae), General Motors Corporation, Host Marriot Corporation, Kellogg Company, Nordstrom, Sedgwick Group plc., Union Camp Corporation, Vulcan Materials Company, Harman International Industries, and Potomac Electric Power Company.

    STEPHEN L. RUZOW has served as President and Chief Operating Officer of the Company since April 1989, and has served on the Board of Directors of the Company since April 15, 1996. Prior to joining the Company, Mr. Ruzow was employed by Warnaco Inc., a publicly-traded apparel company, as the President and Chief Executive Officer of its Activewear Division from November 1987 to July 1988 and as President and Chief Executive Officer of its Activewear and Women's Wear Divisions from July 1988 to April 1989.

    DEWEY K. SHAY has served as Senior Executive Vice President and Chief Administrative Officer and a director of the Company since December 1996. Prior to joining the Company, Mr. Shay was employed by Morgan Stanley & Co. Incorporated since 1986, most recently as a Principal in its Corporate Finance Department.

    LEE GOLDENBERG has been employed by the Company since April 1993 and has been Executive Vice President--Worldwide Operations of the Company since November 1995. From April 1993 to November 1995, Mr. Goldenberg held increasingly responsible positions with the Company, including Senior Vice President and Chief Information and Logistics Officer. From 1985 to April 1993, Mr. Goldenberg was employed in various management positions at Bernard Chaus Inc., most recently as Vice President-- Management Information Systems.

    JOSEPH B. PARSONS has served as Executive Vice President and Chief Financial Officer of the Company since February 1996 and as Treasurer of the Company since June 1996. From January 1993 to February 1996, Mr. Parsons held various financial positions with the Company, most recently as Vice President-- Finance. From January 1990 through December 1992, Mr. Parsons was Assistant Controller at Crystal Brands, Inc., an apparel manufacturer.

    LOUIS PRAINO has been Executive Vice President--Worldwide Production of the Company since November 1995. Since joining the Company in October 1990 and until November 1995, Mr. Praino was Senior Vice President--Worldwide Productions.

    JULIUS STERN has been Executive Vice President of the Company since October 1992. From 1985 to October 1992 he served as President of the Donna Karan New York-Registered Trademark- designer collection division.

    DAVID L. BRESSMAN has served as Senior Vice President and General Counsel to the Company since July 1996 and as Secretary of the Company since June 1996. From April 1994 to July 1996, Mr. Bressman was Vice President and General Counsel of the Company. From 1984 to July 1994, Mr. Bressman was a member of the New York law firm Phillips, Nizer, Benjamin, Krim & Ballon.

    Donna Karan and Stephan Weiss are married. There are no other family relationships among the directors and executive officers.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
      SHAREHOLDER MATTERS

    The Company's Common Stock has been included on the New York Stock Exchange under the symbol "DK" since the Company's initial public offering. The following table reflects the high and low sales prices of the Company's Common Stock, as reported by the New York Stock Exchange, for each quarter of fiscal year 1996.

                                                                               FISCAL 1996 (1)
                                                                             --------------------
QUARTER                                                                        HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
Third......................................................................  $   27.63  $   19.88
Fourth.....................................................................  $   22.88  $   13.50

------------------------

(1) The Company's Common Stock commenced trading on the New York Stock Exchange on June 28, 1996, the last trading day of the Company's second quarter of fiscal 1996. The closing sales price per share on such date was $28.00.

    As of March 18, 1997, the closing sales price for the Company's Common Stock, as reported on the New York Stock Exchange, was $11.00.

    As of March 26, 1997, the number of holders of record of the Company's Common Stock was approximately 1,324. As of March 26, 1997, there were two record owners of each of the Company's Class A Common Stock and Class B Common Stock.

DIVIDEND INFORMATION

    The Company anticipates that all of its earnings in the foreseeable future will be retained to finance the continued growth and expansion of its business and has no current intention to pay cash dividends. The Company's future dividend policy will depend on the Company's earnings, capital requirements, financial condition, requirements of the financing agreements to which the Company is party, and other factors considered relevant by the Board of Directors. The Company's existing credit agreement limits the amount of cash dividends the Company may pay to its stockholders.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the Company's Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                               FISCAL YEAR ENDED
                                                         --------------------------------------------------------------
                                                         JANUARY 2,  JANUARY 2,  JANUARY 1,  DECEMBER 31,  DECEMBER 29,
                                                            1993        1994        1995         1995          1996
                                                         ----------  ----------  ----------  ------------  ------------

                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
Net revenues...........................................  $  259,947  $  364,705  $  420,164   $  510,126    $  612,840
Gross profit...........................................      92,309     130,475     148,992      179,437       200,776
Selling, general, and administrative expenses..........      63,933     102,748     119,995      136,906       187,474(3)
                                                         ----------  ----------  ----------  ------------  ------------
Operating income.......................................      28,376      27,727      28,997       42,531        13,302
Equity in earnings of affiliate(1).....................          --          --          --        2,519         3,089
Interest expense, net..................................        (892)     (4,063)     (8,862)      (7,650)       (8,534)
Other expense(2).......................................          --      (2,980)     (2,651)          --            --
Gain on sale of interests in affiliate(1)..............          --          --          --       18,673            --
                                                         ----------  ----------  ----------  ------------  ------------
Income before provision for certain state, local, and
  foreign income taxes.................................      27,484      20,684      17,484       56,073         7,857
Provision (benefit) for income taxes...................       3,522       1,312       1,139        2,398       (17,179)(4)
                                                         ----------  ----------  ----------  ------------  ------------
Net income.............................................  $   23,962  $   19,372  $   16,345   $   53,675    $   25,036
                                                         ----------  ----------  ----------  ------------  ------------
                                                         ----------  ----------  ----------  ------------  ------------
Net income per common shares outstanding (5)...........                                       $     2.50    $     1.17
                                                                                             ------------  ------------
                                                                                             ------------  ------------
Number of common shares outstanding (5)................                                       21,468,034    21,468,034
                                                                                             ------------  ------------
                                                                                             ------------  ------------

BALANCE SHEET DATA:
Working capital........................................  $   25,521  $   11,592  $   52,289   $   92,635    $  146,805
Total assets...........................................      89,035     137,129     157,004      203,975       311,695
Total long-term debt, including current portion........      17,450       1,044      51,426       53,538           318
Stockholders' equity and partners' capital.............      30,809      42,329      47,837       80,846       203,791

------------------------

(1) On March 31, 1995, the Company sold 70% of its interest in the operations of Donna Karan Japan to a nonaffiliated party. The Company recognized a gain on this transaction, net of transaction costs, of $18.7 million. Subsequent to the sale, the Company has accounted for its remaining 30% interest in the operations of Donna Karan Japan using the equity method of accounting. Equity in earnings of affiliate amounted to $2.5 million and $3.1 million for the years ended December 31, 1995 and December 29, 1996, respectively. An agreement with Donna Karan Japan provides for a management fee payable to the Company based upon net sales of Donna Karan Japan, which amount is included as an offset against selling, general, and administrative expenses. See Note 8 to Notes to Financial Statements.

(2) Other expenses represent charges, primarily legal and other professional fees, related to a proposed initial public offering in 1993 amounting to $3.0 million and a proposed debt offering in 1994 amounting to $2.7 million.

(3) Included in selling, general and administrative expenses for the year ended December 29, 1996 are one-time charges for bonuses relating to the Company's initial public offering (the "Offering") of $5.3 million, the award of 105,100 shares of common stock for certain employees pursuant to the Company's 1996 Stock Incentive Plan which amounted to $2.5 million, and $3.2 million related to the purchase of all sales and marketing plans, patterns, samples, fabrics and other materials developed by Designer Holdings, Ltd. in connection with the termination of the Jeans License.

(4) The provision for income taxes for the year ended December 29, 1996 includes a $19.0 million tax benefit which was recorded by the Company concurrent with becoming subject to Federal and additional state income taxes. See Note 15 to Notes to Financial Statements.

(5) For purposes of comparison, the Company calculated earnings per share based on the number of shares outstanding after the Offering. The Company determined that this presentation is more meaningful due to the changes in the capital structure of the Company due to the Offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following discussion provides information and analysis of the Company's results of operations for the years ended January 1, 1995, December 31, 1995, and December 29, 1996, and its liquidity and capital resources, and should be read in conjunction with the audited Financial Statements and the notes thereto. The Company utilizes a 52- or 53-week fiscal year ending on the Sunday nearest December 31. As used in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the DONNA KARAN NEW
YORK-Registered Trademark- collections and the DKNY-Registered Trademark-collections each include apparel, accessories, and shoes.

    As part of its strategy of introducing new products and collections, during the past five years, the Company has expanded its product offerings to include the DONNA KARAN NEW YORK-Registered Trademark- Essentials and
DKNY-Registered Trademark- Essentials collections for women, the DKNY-Registered Trademark- collection for men, the DKNY-Registered Trademark-petite collection for women, DK MEN-TM- and DONNA KARAN NEW YORK-TM- men's and women's beauty products, respectively, DKNY-Registered Trademark- men's and women's shoes, and most recently, the DONNA KARAN NEW YORK-Registered Trademark-Signature, "D," DKNY-REGISTERED TRADEMARK- CLASSIC, and
DKNY-REGISTERED TRADEMARK- ACTIVE collections for women. The introduction of new products and collections requires significant investments, such as costs related to advertising, infrastructure, and design, as well as additional inventory requirements. As a result, new products and collections have an adverse impact on the Company's overall operating profit margins until such products and collections achieve a sufficient sales level to offset such costs. For example, the Company's DONNA KARAN NEW YORK-Registered Trademark- men's division, which was established in 1991, did not provide a positive contribution to the Company's operating profit until 1994, and in 1996, this division continued the trend of increased net revenue and operating profitability. From 1992 to 1994, the DONNA KARAN NEW YORK-Registered Trademark- and DKNY-Registered Trademark-men's divisions incurred cumulative losses of $16.1 million. The Company expects that future products and collections may similarly impact the Company's overall operating profitability. In addition, the Beauty Division, which has experienced an increase in net revenues each year since its introduction in 1992, did not provide a positive contribution prior to allocation of corporate expenses in 1996. From 1992 through 1996, the Beauty Division incurred cumulative losses of $28.1 million, excluding the royalty paid to Gabrielle Studio on net sales of the division.

    In addition, the Company's strategy of broadening its product offerings has affected and will continue to affect its overall gross margin. For example, the Company's mens' collections have slightly lower gross margins than its womens' collections. The Company's beauty products have significantly higher gross margins than its apparel collections and significantly higher selling and advertising expenditures.

    The following table sets forth net revenues generated by the Company's collections, beauty products, and outlet stores and licensing for 1994, 1995, and 1996.

                                                                          1994       1995       1996
                                                                        ---------  ---------  ---------
DONNA KARAN NEW YORK-Registered Trademark- collections for women
  (1).................................................................  $      79  $      77  $      72
DKNY-Registered Trademark- collections for women (1)..................        232        271        311
DONNA KARAN NEW YORK-Registered Trademark- collections for men (1)....         28         40         51
DKNY-Registered Trademark- collections for men (1)....................         18         37         67
Beauty products.......................................................         17         30         44
Outlet stores and licensing (2).......................................         46         55         68
                                                                        ---------  ---------  ---------
                                                                        $     420  $     510  $     613
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

------------------------

(1) Includes apparel, accessory, and shoe collections.

(2) The Company was operating 29, 31, and 37 outlet stores at the end of 1994, 1995, and 1996, respectively.

    On July 3, 1996, the Company sold 10,750,000 shares of its common stock in the Offering. Net proceeds of the Offering, after deducting underwriting discounts and commissions and professional fees, aggregated $236.0 million. Proceeds of the Offering were used to retire distribution notes and accrued interest thereon totaling approximately $116.4 million, to repay the Company's term loans and the revolving line of credit which totaled approximately $76.8 million, to pay a certain one-time bonus under an employment agreement which amounted to approximately $5.0 million (which is included in selling, general, and administrative expenses) and to pay a one-time fee under the Gabrielle License which amounted to $4.6 million (which is included in cost of sales). The remaining $33.2 million was used for other general corporate purposes. The distribution notes were issued in April 1996 to the principals (and certain of their affiliates) of the Company prior to the Reorganization, and represented an estimate of the cumulative undistributed taxable income (on which taxes previously had been paid) of the Company since its inception through the anticipated closing date of the Offering.

    Upon the consummation of the Offering, the Company entered into the Gabrielle License with Gabrielle Studio. The Gabrielle License provides that the Company will pay to Gabrielle Studio an annual royalty equal to 1.75% of the first $250 million net sales (as defined in the Gabrielle License, which includes products and store services) for such year, plus 2.5% of the next $500 million of net sales for such year, plus 3% of the next $750 million of net sales for such year, plus 3.5% of all net sales for such year in excess of $1.5 billion. For purposes of computing the annual royalty, "net sales" includes sales by the Company, its affiliates, its subsidiaries, and its sublicensees of products bearing any of the licensed trademarks or Ms. Karan's name or likeness.

    During the fourth quarter of 1996, the Company revised its long-term strategy for the Beauty Division and announced that the Board of Directors had authorized management to explore strategic alternatives for the Beauty Division, including a joint venture, license, or possible sale of the business. While revenues for the Beauty Division grew 46.4% in 1996 compared to 1995, sales growth for the division was lower than expected, and management has concluded that the potential of the business would be better realized through a strategic alliance that would devote greater resources to the beauty business. The Company currently is exploring possible strategic alternatives for the Beauty Division.

    On September 27, 1996, the Company entered into the Jeans License with Designer Holdings, Ltd. ("Designer Holdings"), for the exclusive production, sale, and distribution of men's, women's and, with certain exceptions, children's jeanswear under the DKNY-Registered Trademark- JEANS label. Under the terms of the agreement, the Company received an initial payment of $6.0 million from Designer Holdings to reimburse the Company for certain costs related to the start-up and development of the DKNY-Registered Trademark- Jeans label. Under the license agreement, the Company was also entitled to receive additional payments and annual royalties and administrative fees on sales. On March 4, 1997, the Jeans License was terminated by mutual agreement of the Company and Designer Holdings. Pursuant to the termination of the agreement, the Company returned to Designer Holdings the initial $6 million payment, and a $1.26 million advance royalty payment. Additionally, in order to assure a smooth transition for the DKNY-Registered Trademark- jeanswear business, the Company purchased, for $3.2 million, all sales and marketing plans, patterns, samples, fabrics and other materials developed by Designer Holdings in connection with the jeanswear business, which amount was included in selling, general, and administrative expenses in the fourth quarter of fiscal 1996.

PRO FORMA STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 29, 1996 AND
  DECEMBER 31, 1995 -- (UNAUDITED)

    The following table sets forth for the years ended December 31, 1995 and December 29, 1996: (a) historical statements of income data; (b) pro forma adjustments to reflect the Reorganization, the Offering, certain other adjustments as if they had occurred on January 1, 1996 and January 2, 1995, and adjustments arising from the sale of the Company's 70% interest in the operations of Donna Karan Japan as if it had occurred on January 2, 1995; and
(c) pro forma statements of income data.

                                                             YEAR ENDED DECEMBER 29, 1996
                                                    -----------------------------------------------
                                                                   PRO FORMA
                                                    HISTORICAL    ADJUSTMENTS           PRO FORMA
                                                    ---------   ---------------       -------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues......................................  $ 612,840                         $612,840
                                                    ---------                         -------------
Gross profit......................................    200,776      (7,248)(i)         198,163
                                                                    4,635(ii)
Selling, general, and administrative expenses.....    187,474      (1,500)(iii)       178,105
                                                    ---------                         -------------
                                                                   (5,347)(iv)
                                                                   (2,522)(v)

Operating income..................................     13,302                          20,058
Equity in earnings of affiliate...................      3,089                           3,089
Interest (expense) income, net....................    (6,577)       3,475(vi)             155
                                                                      837(vii)
                                                                    2,420(ix)
Interest (expense) income on distribution notes...    (1,957)       1,957(viii)         --
                                                    ---------                         -------------
Income before income taxes........................      7,857                          23,302
Provision (benefit) for income taxes..............   (17,179)      27,898(x)           10,719
                                                    ---------                         -------------
Net income........................................  $  25,036                         $12,583
                                                    ---------                         -------------
                                                    ---------                         -------------
Pro forma earnings per share......................                                    $  0.59(xii)
                                                                                      -------------
                                                                                      -------------

                                                             YEAR ENDED DECEMBER 31, 1995
                                                    -----------------------------------------------
                                                                   PRO FORMA
                                                    HISTORICAL    ADJUSTMENTS           PRO FORMA
                                                    ---------   ---------------       -------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues......................................  $ 510,126      (5,521)(xi)        $504,605
                                                    ---------                         -------------
Gross profit......................................    179,437      (6,814)(xi)        159,817
                                                                  (12,806)(i)
Selling, general and administrative expenses......    136,906      (4,828)(xi)        129,761
                                                    ---------                         -------------
                                                                   (2,317)(iii)

Operating income..................................     42,531                          30,056
Equity in earnings of affiliate...................      2,519         394(xi)           2,913
Interest expense, net.............................    (7,650)       6,237(vi)           (839)
                                                                      574(vii)
Gain on sale of interest in affiliates............     18,673     (18,673)(xi)
                                                    ---------                         -------------
Income before income taxes........................     56,073                          32,130
Provision for income taxes........................      2,398      11,307(x)           13,705
                                                    ---------                         -------------
Net income........................................  $  53,675                         $18,425
                                                    ---------                         -------------
                                                    ---------                         -------------
Pro forma earnings per share......................                                    $  0.86(xii)
                                                                                      -------------
                                                                                      -------------

------------------------

(i) Royalties of $12.8 million and $7.2 million in 1995 and 1996, respectively, to be paid to a corporation owned by two of the Company's principal stockholders and their affiliated trusts pursuant to a licensing agreement.

(ii) One-time fee of $4.6 million paid to a corporation owned by two of the Company's principal stockholders and their affiliated trusts pursuant to a licensing agreement.

(iii) Decrease in aggregate compensation from $4.3 million to $2.0 million in 1995, and from $2.5 million to $1.0 million in 1996 for two of the Company's executives pursuant to their employment agreements.

(iv) One-time bonus under an employment agreement which amounted to $5.0 million and additional one-time bonuses of $0.3 million paid to key executives relating to the Offering.

(v) One-time charge of $2.5 million representing the award of 105,100 shares of common stock to certain employees pursuant to the Company's 1996 Stock Incentive Plan.

(vi) Reduction in interest costs of $6.2 million and $3.5 million in 1995 and 1996, respectively, assuming the application of up to $75.7 million and $90.4 million in 1995 and 1996, respectively (which amounts represent the maximum amount outstanding during the periods) of the proceeds from the Offering to reduce the actual outstanding indebtedness under the Company's credit agreement.

(vii) Reduction of $0.6 million and $0.8 million in 1995 and 1996, respectively, in amortization of deferred financing costs, which would have been written off in connection with repayment of outstanding indebtedness under the Company's credit agreement.

(viii)Reduction in interest expense on distribution notes of $2.0 million in 1996, assuming the distribution notes would not have been outstanding during the period.

(ix) Reduction in expense of $2.4 million related to the write-off of deferred financing costs in connection with the refinancing of outstanding indebtedness under the Company's credit agreement.

(x) Increase of $11.3 million and $27.9 million (including $19.0 million of deferred income tax assets recognized) in 1995 and 1996, respectively, for income taxes based upon pro forma pre-tax income as if the Company had been subject to Federal and additional state income taxes for the entire period.

(xi) Adjustments to reflect the Company's sale of its 70% interest in the operations of Donna Karan Japan, as if it had occurred on January 2, 1995. The gain of $18.7 million has been excluded, and, as a result of this sale, the Company's combined statement of income has been adjusted to reflect the accounting for the Company's interest in Donna Karan Japan using the equity method of accounting for the period from January 2, 1995 until March 31, 1995, the date of the sale. Accordingly, net revenues have been decreased by $5.5 million, which reflects the difference between net revenues generated by sales from Donna Karan Japan to its customers and those net revenues of the Company derived from sales to Donna Karan Japan (as if Donna Karan Japan were a customer of the Company); gross profit has been decreased by $6.8 million; and selling, general and administrative expenses have been decreased by $4.8 million, which included management fee income of $0.3 million from an agreement with Donna Karan Japan. In addition, under the equity method of accounting, $0.4 million of equity in earnings of affiliate has been recorded to reflect the Company's portion of Donna Karan Japan's net income (See Note 8 of Notes to Financial Statements).

(xii) Pro forma earnings per share have been calculated using 21,468,034 shares, which assumes the number of shares outstanding after the Offering were outstanding for the entire period.

RESULTS OF OPERATIONS

    COMPARISON OF 1996 TO 1995

                                                                  HISTORICAL                             PRO FORMA
                                                  ------------------------------------------  -------------------------------
                                                          1995                  1996                  1995            1996
                                                  --------------------  --------------------  --------------------  ---------

                                                                             (DOLLARS IN MILLIONS)
Net revenues....................................  $   510.1      100.0% $   612.8      100.0% $   504.6      100.0% $   612.8
Gross profit....................................      179.4       35.2      200.8       32.8      159.8       31.7      198.2
Selling, general, and administrative expenses...      136.9       26.8      187.5       30.6      129.8       25.7      178.1
Operating income................................       42.5        8.3       13.3        2.2       30.1        6.4       20.1
Equity in earnings of affiliate.................        2.5         .5        3.1         .5        2.9         .6        3.1
Net income......................................       53.7       10.5       25.0        4.1       18.4        3.7       12.6



Net revenues....................................      100.0%
Gross profit....................................       32.3
Selling, general, and administrative expenses...       29.1
Operating income................................        3.3
Equity in earnings of affiliate.................         .5
Net income......................................        2.1

    NET REVENUES were $612.8 million in 1996, an increase of 20.1% (21.4% on a pro forma basis) from the net revenues of $510.1 million recorded in 1995. The increase was due primarily to: a $40.5 million, or 15.0%, increase in the DKNY-Registered Trademark- women's collections; a $30.6 million, or 83.6%, increase in the DKNY-Registered Trademark- men's collections; a $13.9 million, or 46.4%, increase in the Beauty Division; a $12.6 million, or 22.5%, increase in outlet stores and licensing; and a $10.9 million, or 27.3%, increase in DONNA KARAN NEW YORK-Registered Trademark- collections for men. The increase was offset somewhat in 1996 by a decrease of $5.7 million, or 7.4%, in the DONNA KARAN NEW YORK-Registered Trademark- collections for women from 1995.

    The increase in net revenues for the DKNY-Registered Trademark- women's collections was primarily the result of significant international growth, as well as domestic growth. The increase in net revenues in the DKNY-Registered Trademark- men's collections and DONNA KARAN NEW
YORK-Registered Trademark- collections for men resulted from significant growth in international sales, as well as domestic growth. The increase in outlet store and licensing was due primarily to an increase in the number of outlet stores and an increase in same store sales. The increase in the Beauty Division was due to the continued growth of the women's signature fragrance and bath and body line and to expanded product offerings in 1996 compared to 1995, including the launch of CHAOS-TM- in the fourth quarter of 1996. The decrease in net revenue in the DONNA KARAN NEW YORK-Registered Trademark- collections for women resulted primarily from a decrease in domestic sales in the DONNA KARAN NEW YORK-Registered Trademark- accessories business as it was refocused from a collection-coordinated line to a "main floor" line. Overall revenue from international sales increased by 32.5% in 1996 and comprised 37.3% and 33.6% of the Company's net revenues (excluding outlet stores and licensing) in 1996 and 1995, respectively.

    GROSS PROFIT as a percentage of sales was 32.8% and 35.2% (32.3% and 31.7% on a pro forma basis) in 1996 and 1995, respectively. The decrease in the historical gross margin was primarily attributable to $13.9 million in royalty fees expensed in 1996 in connection with the Gabrielle License (see Note 10 to Notes to Financial Statements) as well as the impact on gross profit in 1995 from the sale of 70% of the operations of Donna Karan Japan as described in note
(xi) in the above Pro Forma Statements of Income. These royalty fees are included in cost of sales. Included in the royalty fees was a $4.6 million one-time payment made by the Company in connection with entering into the Gabrielle License. The slight improvement in the gross margin percentage on a pro forma basis was attributable to the relative increase in sales of Beauty Division products, which have gross margins that are higher than the average gross margin, in the Company's sales mix.

    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES increased to 30.6% (29.1% on a pro forma basis) of net revenues in 1996 from 26.8% (25.7% on a pro forma basis) of net revenues in 1995. The 1996 selling, general and administrative expense included a non-recurring expense of $3.2 million for the purchase of sales and marketing plans, fabrics, patterns and other materials in connection with the termination of the Jeans license. Selling, general and administrative expense grew in part due to the growth of the Company's Beauty Division, for which selling, general and administrative expenses as a percentage of sales is higher than for the Company's apparel, accessory and shoe products. The Company's selling, general and administrative expense grew due to both the increase in sales of Beauty Division products compared to non-beauty sales and increase in the Beauty Division's selling, general and administrative expense as a percentage of sales in 1996 compared to 1995. The increase of the Beauty Division was due to ongoing growth of core beauty products and the launch in 1996 of CHAOS-TM-, a new designer fragrance. Other than the above factors, on a pro forma basis, selling, general and administrative expense increased in 1996 compared to 1995 due to amortization of shop-in-shop expenditures and other domestic co-op merchandising and advertising expenditures; expenditures to support the growth of international sales, including an increased salesforce and co-op advertising spending; increased domestic advertising expenditures; additional costs associated with being a public company; and, additional infrastructure spending to support the Company's growth.

    On a historical basis, 1996 selling, general and administrative expense was additionally negatively impacted by $7.6 million in non-recurring expenses incurred in connection with the Offering, somewhat offset by a decrease in selling, general and administrative expense subsequent to the sale of the Company's 70% interest in Donna Karan Japan. (See notes (iii), (iv), (v) and
(xi) in the above Pro Forma Statements of Income.)

    The Company is focused on reducing the growth of selling, general and administrative expense as a percentage of sales. This growth trend is continuing through the first quarter of 1997 and any impact of actions taken to slow this growth will not impact financial results until later in 1997.

    OPERATING INCOME decreased to $13.3 million in 1996 from $42.5 million in 1995, a 68.7% decrease. On a pro forma basis, operating income decreased to $20.1 million in 1996 from $30.1 million in 1995, or a 33.3% decrease.

    INTEREST EXPENSE decreased to $6.6 million in 1996, or 14.0%, from $7.6 million in the same period in 1995 primarily due to a reduction in outstanding borrowings in 1996, offset by the write-off of $2.4 million of deferred financing charges in 1996.

    INTEREST EXPENSE ON DISTRIBUTION NOTES was incurred on the distribution notes that were issued to the former principals of the Company and their affiliates, which were paid on July 3, 1996 with the proceeds of the Offering.

    PROVISION FOR INCOME TAXES on an historical basis reflects the recognition in 1996 of a $19.0 million deferred tax asset in connection with the Company becoming subject to Federal and additional state income taxes, as well as an additional benefit for income taxes in the second half of 1996 of $1.3 million.

During the same period in 1995 and for the first half of 1996, the Company was not subject to Federal and certain state income taxes. On a pro forma basis, income taxes were recorded as if the Company had been subject to Federal and additional state income taxes for the entire 1996 and 1995 periods.

    NET INCOME decreased, on an historical basis, to $25.0 million in 1996 from $53.7 million in 1995. This decrease was primarily due to the factors described above and the gain of $18.7 million on the sale of Donna Karan Japan in March of 1995. On a pro forma basis, net income decreased to $12.6 million in 1996 from $18.4 million in 1995.

    COMPARISON OF 1995 TO 1994

                                                                                       1994                  1995
                                                                               --------------------  --------------------
                                                                                         (DOLLARS IN MILLIONS)
Net revenues.................................................................  $   420.2      100.0% $   510.1      100.0%
Gross profit.................................................................      149.0       35.5      179.4       35.2
Selling, general, and administrative expenses................................      120.0       28.6      136.9       26.8
Operating income.............................................................       29.0        6.9       42.5        8.3
Equity in earnings of affiliate..............................................     --         --            2.5        0.5
Net income...................................................................       16.3        3.9       53.7       10.5

    NET REVENUES were $510.1 million in 1995, an increase of 21.4% from the $420.2 million of net revenues recorded in 1994. The increase was due primarily to a $38.1 million, or 16.4%, increase in the DKNY-Registered Trademark- women's collections; a $19.0 million, or 107.8% increase in the DKNY-Registered Trademark- men's collections; a $12.0 million, or 43.1% increase in the DONNA KARAN NEW YORK-Registered Trademark- collections for men; and a $13.1 million, or 78.3%, increase in beauty products. These increases were offset in part by a decrease of $2.3 million, or 2.9% in the DONNA KARAN NEW YORK-Registered Trademark- Collection for women. Subsequent to the sale of 70% of the Company's interest in the operations of Donna Karan Japan in March 1995, the Company no longer consolidates Donna Karan Japan, but rather has accounted for its interest in Donna Karan Japan using the equity method of accounting. As a result, product sales to Donna Karan Japan are reflected as revenues by the Company's divisions. If the interest in the operations of Donna Karan Japan had been sold at the beginning of 1995, pro forma net revenues would have been $504.6 million.

    The increase in the DKNY-Registered Trademark- women's collections resulted from increased penetration of existing domestic doors, and, to a lesser extent, an increase in the number of international doors. Net revenues of DKNY-Registered Trademark- women's collections through free-standing International Retail Stores increased 73.0% to $18.2 million in 1995. The increase in the DKNY-Registered Trademark- men's collections resulted from significant growth in international sales, as the collections were able to leverage the success of the DKNY-Registered Trademark- women's collections' international penetration, as well as to continue its domestic growth. The increase in the DONNA KARAN NEW YORK-Registered Trademark- collections for men primarily resulted from a significant increase in doors domestically, as well as continued growth internationally. The increase in the Beauty Division resulted from continued expansion of the Company's product offerings, primarily a collection of fragrance and grooming products for men which was launched in October 1994, and continued growth of its women's fragrance collection.

    GROSS PROFIT as a percentage of sales was 35.2% and 35.5% in 1995 and 1994, respectively. Although gross margin on individual collections may change over time, in the aggregate, consolidated gross margins have remained relatively constant.

    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES decreased to 26.8% of net revenues in 1995 from 28.6% of net revenues in 1994. The decrease in selling, general, and administrative expenses as a percent of net revenues in 1995 compared to 1994 is due primarily to the leverage obtained from the increased net revenue base and the $1.1 million of management fees received from Donna Karan Japan. The decrease was offset in part by a $2.0 million increase in bad debt expense relating to bankruptcy proceedings of a significant customer.

    OPERATING INCOME increased 46.7% to $42.5 million (8.3% of net revenues) in 1995 from $29.0 million (6.9% of net revenues) in 1994. The increase in operating income as a percentage of net revenues is attributable to leveraging costs over higher sales.

    INTEREST EXPENSE decreased to $7.7 million in 1995 from $8.9 million in 1994, primarily due to lower financing fees.

    OTHER EXPENSE was $2.7 million in 1994, consisting primarily of legal and other professional fees related to a proposed debt offering in 1994.

    EQUITY IN EARNINGS of affiliate/gain on sale of interests in affiliate. The gain on sale of interests in affiliate, net of transaction costs, amounted to $18.7 million in 1995, resulting from the Company's sale of 70% of its interest in the operations of Donna Karan Japan. Subsequent to the sale, the Company has accounted for its remaining 30% interest in the operations of Donna Karan Japan using the equity method of accounting resulting in earnings of $2.5 million in 1995.

    PROVISION FOR certain state, local, and foreign income taxes increased to $2.4 million in 1995 from $1.1 million in 1994, primarily due to higher pre-tax income in 1995 compared to 1994.

    NET INCOME increased 228.4% to $53.7 million in 1995 from $16.3 million in 1994. This increase was primarily due to higher operating income and the gain on sale of interests in an affiliate.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company's principal need for funds was to finance working capital (principally inventory and receivables), capital expenditures, and investments in the start up of new collections and the extension of existing collections. The Company has relied on cash flow from operations, bank lines of credit, and term loans for its capital requirements.

    Subsequent to the consummation of the Offering, the Company's cash flow needs have changed as a result of (i) reduced interest costs associated with the application of the net proceeds of the Offering to reduce outstanding indebtedness under the Company's credit agreement, (ii) decreased compensation for two of the Company's executives pursuant to their new employment agreements, and (iii) the absence of distributions, primarily for payment of taxes, paid by the Company to the former principals and stockholders of the DK Companies. Offsetting such changes will be the need to apply funds to the payment of Federal and additional state and local income taxes and royalties pursuant to the Gabrielle License. Any net use of cash for such changes is expected to be funded through operations or through utilization of the Company's revolving credit facility.

    At December 29, 1996, the Company had working capital of $146.8 million, compared to working capital of $92.6 million at December 31, 1995. Changes in working capital included an increase in cash of $28.4 million primarily due to the Offering and $7.3 million received from Designer Holdings in connection with the Jeans License, which amount was returned to Designer Holdings subsequent to year end in connection with the termination of the license agreement; an increase in accounts receivable of $11.5 million, an increase in inventories of $15.0 million, and an increase in accounts payable of $19.6 million (including $9.2 million paid to Designer Holdings in connection with the termination of the Jeans License), in each case as a result of revenue growth and timing effects; an increase of $23.9 million of deferred income taxes recorded in part as a result of the Company becoming subject to Federal and additional state income taxes; an increase in accrued expenses of $18.4 million primarily due to accruals for income taxes, royalties due under the Gabrielle License and other operating expense accruals; and a decrease in the current portion of long-term debt of $7.5 million in connection with the repayment of debt with the proceeds from the Offering.

    In September 1996, the Company entered into a new $150.0 million, three-year revolving credit facility (the "New Credit Facility"), which was amended in March 1997. This facility includes a $60.0 million subfacility for letters of credit and a $30.0 million subfacility for loans in certain foreign currencies. Borrowings under the New Credit Facility bear interest at the lead bank's prime rate or, at the option of the Company, at a fixed margin (ranging from 0.5% to 0.75%) over LIBOR and are limited to a borrowing base calculated on eligible accounts receivable, inventory, and letters of credit. The outstanding balance under the New Credit Facility will be required to be paid down below a specified level for 45 days each year. The New Credit Facility is secured by accounts receivable, inventory, and certain intangibles of the Company and a pledge of all the equity interests of the subsidiaries of the Company. The New Credit Facility includes financial and other restrictive covenants, including a limitation on additional debt which can be incurred and on the amount of dividends which the Company can pay. The New Credit Facility will be used for working capital needs and general corporate purposes.

    Capital expenditures, primarily for equipment, machinery, computers, office furniture, leasehold improvements, and outlet stores, were approximately $16.3 million and $4.3 million for the years ended December 29, 1996 and December 31, 1995, respectively. As of March 21, 1997, the Company had committed to additional capital expenditures during 1997 of approximately $6.5 million. The Company is continuing to evaluate its alternatives with respect to the proposed consolidation of its New Jersey warehouse facilities. As a result, the Company has not at this time accrued the charge with respect to such consolidation that it had previously anticipated to incur. See "Properties."

    The Company extends credit to its customers including those which have accounted for significant portions of the Company's gross revenues. Accordingly, the Company may have significant exposure for accounts receivable from its customers, or group of customers under common ownership. The Company has credit policies and procedures which it uses to manage its credit risk. To further manage its credit risk, the Company insures its accounts receivable under credit risk insurance policies, subject to certain limitations.

    The Company anticipates that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flow from operations, supplemented by borrowings under the New Credit Facility.

SEASONALITY OF BUSINESS

    The Company's business varies with general seasonal trends that are characteristic of the apparel and beauty industries, and it generally experiences lower net revenues and net income (or higher net losses) in the first half of each fiscal year as compared to the second half of its fiscal year. Accordingly, the Company's outstanding borrowings, historically, have been lower on or about its fiscal year end. On a quarter to quarter basis, the Company's operations may vary with production and shipping schedules, the introduction of new products, and variations in the timing of certain holidays from year to year. To the extent the Company continues to expand its business, the Company's operating performance may not reflect the typical seasonality of the apparel and beauty industries.

    The Company historically has experienced lower net revenues and operating income in the second quarter than in other quarters due to (i) lower demand among retail customers typical of the apparel industry, and (ii) certain expenses that are constant throughout the year being relatively higher as a percentage of net revenues. To the extent the Company retains the Beauty Division and sales of the Company's beauty products increase relative to sales of its other products, the Company's net revenues and operating income will be increasingly influenced by the seasonality of the beauty industry. In general, the fragrance portion of the beauty industry experiences lower net revenues and operating income in the first three quarters and has substantially higher net revenues and operating income in the fourth quarter. Fragrance products are the primary component of the Company's beauty business. The Company is in the process of exploring strategic alternatives for the Beauty Division, which may reduce or eliminate the impact of the seasonality of the beauty business to the Company.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

    See "Index to Financial Statements" for a listing of the financial statements and supplementary data filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to Executive Officers of the Company is set forth in Part I of this Annual Report on Form 10-K.

    Information with respect to Directors of the Company which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to its 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 1997 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    Information called for by this Item 11 is incorporated by reference to the information set forth under the heading "Executive Compensation" in the Company's 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information called for by this Item 12 is incorporated by reference to the information set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors," "Employment Arrangements," and "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    1. Financial Statements--See "Index to Financial Statements"

    2. Financial Statement Schedule--Schedule II Valuation and Qualifying Accounts and Reserves.

       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    3. Exhibits--See "Exhibit Index"

(b) Reports on Form 8-K. No report on Form 8-K was filed during the last quarter of the fiscal year ended December 29, 1996.

                         DONNA KARAN INTERNATIONAL INC.

                         INDEX TO FINANCIAL STATEMENTS

      YEARS ENDED JANUARY 1, 1995, DECEMBER 31, 1995 AND DECEMBER 29, 1996

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Auditors.............................................................................         F-2
Statements of Income for the years ended January 1, 1995, December 31, 1995 and
  December 29, 1996........................................................................................         F-3
Balance Sheets as of December 31, 1995 and December 29, 1996...............................................         F-4
Statements of Stockholders' Equity and Partners' Capital for the years ended January 1, 1995, December 31,
  1995 and December 29, 1996...............................................................................         F-5
Statements of Cash Flows for the years ended January 1, 1995, December 31, 1995 and December 29, 1996......         F-6
Notes to Financial Statements..............................................................................         F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors of
Donna Karan International Inc.

    We have audited the consolidated balance sheet of Donna Karan International Inc. (the "Company") as of December 29, 1996, and the related consolidated statements of income, stockholders' equity and partners' capital and cash flows for the year then ended. We have also audited the combined balance sheet of The Donna Karan Company and affiliates as of December 31, 1995, and the related combined statements of income and cash flows for each of the two years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Donna Karan International Inc. as of December 29, 1996, and the consolidated results of their operations and their cash flows for the year then ended, and the combined financial position of The Donna Karan Company and affiliates as of December 31, 1995, and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material aspects the information set forth therein.

                                             ERNST & YOUNG LLP

New York, New York
March 25, 1997

                         DONNA KARAN INTERNATIONAL INC.
                         STATEMENTS OF INCOME (NOTE 1)

                                                                                       YEAR ENDED
                                                                       ------------------------------------------
                                                                        JANUARY 1,   DECEMBER 31,   DECEMBER 29,
                                                                           1995          1995           1996
                                                                       ------------  -------------  -------------

                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues.........................................................  $    420,164  $     510,126  $     612,840
Cost of sales........................................................       271,172        330,689        412,064
                                                                       ------------  -------------  -------------
Gross profit.........................................................       148,992        179,437        200,776
Selling, general, and administrative expenses........................       119,995        136,906        187,474
                                                                       ------------  -------------  -------------
Operating income.....................................................        28,997         42,531         13,302
Other income (expense):
    Equity in earnings of affiliate..................................            --          2,519          3,089
    Interest income..................................................            --             --            548
    Interest expense.................................................        (8,862)        (7,650)        (7,125)
    Interest expense on distribution notes...........................            --             --         (1,957)
    Other expense....................................................        (2,651)            --             --
    Gain on sale of interests in affiliates..........................            --         18,673             --
                                                                       ------------  -------------  -------------
Income before income taxes...........................................        17,484         56,073          7,857
Provision (benefit) for income taxes.................................         1,139          2,398        (17,179)
                                                                       ------------  -------------  -------------
Net income...........................................................  $     16,345  $      53,675  $      25,036
                                                                       ------------  -------------  -------------
                                                                       ------------  -------------  -------------
PRO FORMA--UNAUDITED
Historical income before income taxes................................                $      56,073  $       7,857
Pro forma adjustments other than income taxes........................                       23,943          1,436
                                                                                     -------------  -------------
Pro forma income before income taxes.................................                       32,130          6,421
Pro forma provision for income taxes.................................                       13,705          3,537
                                                                                     -------------  -------------
Pro forma net income.................................................                $      18,425  $       2,884
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Pro forma net income per share.......................................                $        0.91  $        0.02
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Pro forma weighted average common shares outstanding.................                   16,017,032     18,742,533
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                       See notes to financial statements.

                         DONNA KARAN INTERNATIONAL INC.
                                 BALANCE SHEETS

                                                                                       DECEMBER 31,  DECEMBER 29,
                                                                                           1995          1996
                                                                                       ------------  ------------
                                                                                             (IN THOUSANDS)
                                                     ASSETS
Current assets:
    Cash and cash equivalents........................................................   $   12,153    $   40,550
    Accounts receivable, net of allowances of $26,757 at December 29, 1996 and
      $22,507 at December 31, 1995...................................................       62,231        73,770
    Inventories......................................................................       85,655       100,680
    Deferred income taxes............................................................        1,302        25,207
    Prepaid expenses and other current assets........................................        8,644        14,466
                                                                                       ------------  ------------
        Total current assets.........................................................      169,985       254,673
Property and equipment, at cost--net.................................................       22,505        32,402
Deferred income taxes................................................................          380         6,106
Deposits and other noncurrent assets.................................................       11,105        18,514
                                                                                       ------------  ------------
                                                                                        $  203,975    $  311,695
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                           LIABILITIES AND STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable.................................................................   $   53,825    $   73,394
    Accrued expenses and other current liabilities...................................       15,766        34,192
    Current portion of long-term debt................................................        7,759           282
                                                                                       ------------  ------------
        Total current liabilities....................................................       77,350       107,868
Long-term debt.......................................................................       45,779            36
Commitments and contingencies
Shareholders' equity and partners' capital:
    Common stock of Predecessor......................................................        1,146            --
    Common stock, $0.01 par value, 35,000,000 shares authorized, 21,468,034 shares
      issued and outstanding.........................................................           --           215
    Common stock class A, $0.01 par value, 18 shares authorized, issued and
      outstanding....................................................................           --            --
    Common stock class B, $0.01 par value, 2 shares authorized, issued and
      outstanding....................................................................           --            --
    Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued
      and outstanding................................................................           --            --
    Additional paid-in capital.......................................................           --       186,899
    Retained earnings and partners' capital..........................................       79,748        17,487
    Cumulative translation adjustment................................................          (48)         (331)
                                                                                       ------------  ------------
                                                                                            80,846       204,270
    Less treasury stock, at cost (19,958 shares).....................................           --          (479)
                                                                                       ------------  ------------
        Total stockholders' equity and partners' capital.............................       80,846       203,791
                                                                                       ------------  ------------
                                                                                        $  203,975    $  311,695
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                       See notes to financial statements.

                         DONNA KARAN INTERNATIONAL INC.

            STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL

                                                                                     RETAINED
                                 COMMON           COMMON STOCK         ADDITIONAL  EARNINGS AND   CUMULATIVE
                                STOCK OF    -------------------------   PAID-IN     PARTNERS'     TRANSLATION    TREASURY
                               PREDECESSOR     SHARES       AMOUNT      CAPITAL      CAPITAL      ADJUSTMENT       STOCK
                               -----------  ------------  -----------  ----------  ------------  -------------  -----------
                                                                      (IN THOUSANDS)
Balance at January 2, 1994...   $   1,146             --   $      --   $       --   $   41,311     $    (128)    $      --
Net income...................          --             --          --           --       16,345            --            --
Translation adjustment.......          --             --          --           --           --           (67)           --
Distributions to partners....          --             --          --           --      (10,770)           --            --
                               -----------  ------------       -----   ----------  ------------        -----         -----
Balance at January 1, 1995...       1,146             --          --           --       46,886          (195)           --
Net income...................          --             --          --           --       53,675            --            --
Translation adjustment.......          --             --          --           --           --           147            --
Distributions to partners....          --             --          --           --      (20,813)           --            --
                               -----------  ------------       -----   ----------  ------------        -----         -----
Balance at December 31,
  1995.......................       1,146             --          --           --       79,748           (48)           --
Net income...................          --             --          --           --       25,036            --            --
Translation adjustment.......          --             --          --           --           --          (283)           --
Reorganization...............      (1,146)    10,612,934         106      (51,534)      52,574            --            --
Issuance of common stock.....          --     10,750,000         108      235,912           --            --            --
Stock bonus award............          --        105,100           1        2,521           --            --          (479)
Payment of distribution
  notes......................          --             --          --           --     (114,484)           --            --
Distributions to partners....          --             --          --           --      (25,387)           --            --
                               -----------  ------------       -----   ----------  ------------        -----         -----
Balance at December 29,
  1996.......................   $      --     21,468,034   $     215   $  186,899   $   17,487     $    (331)    $    (479)
                               -----------  ------------       -----   ----------  ------------        -----         -----
                               -----------  ------------       -----   ----------  ------------        -----         -----


                                  TOTAL
                               -----------

Balance at January 2, 1994...  $    42,329
Net income...................       16,345
Translation adjustment.......          (67)
Distributions to partners....      (10,770)
                               -----------
Balance at January 1, 1995...       47,837
Net income...................       53,675
Translation adjustment.......          147
Distributions to partners....      (20,813)
                               -----------
Balance at December 31,
  1995.......................       80,846
Net income...................       25,036
Translation adjustment.......         (283)
Reorganization...............           --
Issuance of common stock.....      236,020
Stock bonus award............        2,043
Payment of distribution
  notes......................     (114,484)
Distributions to partners....      (25,387)
                               -----------
Balance at December 29,
  1996.......................  $   203,791
                               -----------
                               -----------

                       See notes to financial statements.

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOW

                                                                                         YEAR ENDED
                                                                           ---------------------------------------
                                                                           JANUARY 1,   DECEMBER 31,  DECEMBER 29,
                                                                              1995          1995          1996
                                                                           -----------  ------------  ------------

                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net income...............................................................   $  16,345    $   53,675    $   25,036
Adjustments to reconcile net income to net cash (used in) provided by operating activities, as adjusted for effect of sale of Donna Karan
  Japan:
    Depreciation and amortization........................................       7,590         6,742        11,309
    Provision for bad debts..............................................         773         3,122            62
    Equity in earnings of affiliate, net of cash received................          --        (2,519)       (1,734)
    Deferred taxes.......................................................          --            --       (29,631)
    Stock bonus award....................................................          --            --         2,522
    Gain on sale of interests in affiliates..............................          --       (18,673)           --
    Loss on sale of property and equipment...............................          --            32            --
    Changes in operating assets and liabilities:
        Increase in accounts receivable..................................      (9,658)      (14,392)      (11,601)
        Increase in inventories..........................................      (6,410)      (29,611)      (15,308)
        Increase in prepaid expenses and other current assets............      (2,253)       (2,876)       (5,822)
        Increase in deposits and other noncurrent assets.................      (3,543)       (4,956)      (10,619)
        Increase in accounts payable, accrued expenses, and other current
          liabilities....................................................       4,887        27,905        37,995
                                                                           -----------  ------------  ------------
Net cash provided by operating activities................................       7,731        18,449         2,209
                                                                           -----------  ------------  ------------
INVESTING ACTIVITIES
Purchase of property and equipment.......................................      (3,445)       (4,289)      (16,262)
Net cash from sales of interests in affiliates...........................          --        23,526            --
Proceeds from sale of property and equipment.............................          --            42            --
                                                                           -----------  ------------  ------------
Net cash (used in) provided by investing activities......................      (3,445)       19,279       (16,262)
                                                                           -----------  ------------  ------------
FINANCING ACTIVITIES
Payment of revolving credit facility, net................................     (40,903)       (3,253)       (7,961)
Proceeds of long-term debt...............................................      50,000        10,000            --
Payments under capital leases............................................        (230)         (237)         (259)
Payments of long-term debt...............................................          --       (15,000)      (45,000)
Payment of distribution notes............................................          --            --      (114,484)
Issuance of common stock.................................................          --            --       236,020
Purchase of treasury stock...............................................          --            --          (479)
Distributions to partners................................................     (10,770)      (20,813)      (25,387)
                                                                           -----------  ------------  ------------
Net cash (used in) provided by financing activities......................      (1,903)      (29,303)       42,450
                                                                           -----------  ------------  ------------
Increase in cash.........................................................       2,383         8,425        28,397
Cash at beginning of year................................................       1,345         3,728        12,153
                                                                           -----------  ------------  ------------
Cash at end of year......................................................   $   3,728    $   12,153    $   40,550
                                                                           -----------  ------------  ------------
                                                                           -----------  ------------  ------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid............................................................   $   8,420    $    6,410    $    6,594
                                                                           -----------  ------------  ------------
                                                                           -----------  ------------  ------------
Taxes paid...............................................................   $     942    $    2,444    $    5,884
                                                                           -----------  ------------  ------------
                                                                           -----------  ------------  ------------

                       See notes to financial statements.

                         DONNA KARAN INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 29, 1996

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

    Donna Karan International Inc. ("DKI") and subsidiaries (together with DKI, the "Company"), which operate in one business segment, design, contract for the manufacture of, and markets and distribute fashion apparel, accessories, and beauty products. Its sales are principally to department and specialty stores located throughout the United States, Asia and Europe and through Company owned outlet stores located throughout the United States. A significant amount of the Company's products are produced in Asia, through arrangements with independent contractors. As a result, the Company's operations could be adversely affected by political instability resulting in the disruption of trade from the countries in which these contractors are located, or by the imposition of additional duties or regulations relating to imports.

    The Company's business is impacted by the general seasonal trends that are characteristic of the apparel industry, and it generally experiences lower net revenues and net income in the first half of each fiscal year as compared to the second half of the fiscal year.

    Several of the Company's customers have engaged in leveraged buyouts or transactions in which they incurred significant amounts of debt, and certain customers have operated or are currently operating under the protection of the Federal bankruptcy laws. The Company does not factor its accounts receivable and maintains credit insurance to minimize the risk of bad debts.

    The Company had one customer which accounted for approximately 12.4%, 12.3%, and 12.8% of sales for the years ended January 1, 1995, December 31, 1995 and December 29, 1996, respectively. During the year ended December 31, 1995, another customer accounted for 11.1% of sales.

INITIAL PUBLIC OFFERING

    Effective July 3, 1996, the Company sold 10,750,000 shares of its common stock in an initial public offering ("the Offering"). Net proceeds of the Offering, after deducting underwriting discounts and commissions, and professional fees aggregated $236.0 million. Proceeds of the Offering were used to retire distribution notes and accrued interest thereon totaling approximately $116.4 million, to repay the Predecessor Company's (as defined below) term loans and the revolving line of credit which totaled approximately $76.8 million, to pay a certain one-time bonus under an employment agreement which amounted to $5.0 million (which is included in selling, general and administrative expenses) and to pay a one-time fee under a license agreement which amounted to $4.6 million (which is included in cost of sales). The remaining $33.2 million was used for other general corporate purposes. The distribution notes were issued in April 1996 to the principals, and certain of their affiliates, of the Predecessor Company, and represented an estimate of the cumulative undistributed taxable income (on which taxes previously had been paid) of the Predecessor Company since its inception through the anticipated closing date of the Offering.

    In connection with the Offering, the Board of Directors of the Company granted awards of an aggregate of 105,100 shares of DKI stock under the 1996 Stock Incentive Plan to certain employees of the Company and Donna Karan Japan. This award, which was treated as compensation expense, amounted to $2.5 million. In connection with this award, the Company offered to purchase back from these employees the approximate number of shares, at the initial offering price of $24 per share, needed to be sold to satisfy

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 29, 1996

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) personal income taxes on this award. As part of this arrangement, the Company purchased 19,958 shares, which are being held in treasury, at cost.

BASIS OF PRESENTATION

    DKI was incorporated in Delaware in April 1996. In connection with the Offering, the former principals of the Predecessor Company and certain of their affiliates simultaneously contributed to DKI all of the outstanding stock and partnership interests in the Predecessor Company, in exchange for common stock of DKI (the "Reorganization"). The accompanying financial statements include the results of operations for the fiscal years ended January 1, 1995 and December 31, 1995 and for the period from January 1, 1996 to July 2, 1996 of The Donna Karan Company, Donna Karan Studio, The Donna Karan Company Store G.P., DK Footwear Partners, Takihyo Fashion Company, L.P., Takihyo Design Company, L.P., TFT Store Company, L.P., TFT Shoe Company, L.P., TFT Japan Company, L.P., and DSTF Japan Company, which are affiliated general and limited partnerships; Gabby Apparel, Inc., Tolara Tetragon Inc., Full Requirements Merchandising, Inc., The Donna Karan Store Corporation, Tomio Tangents, Inc., Formal Reserve Management, Inc., DK Shoe Corp., Tangents Two, Inc., First Run Management, Inc., Gabrielle Japan, Inc., TT DK Japan, Inc., and FM DK Japan, Inc., which are affiliated United States corporations; Donna Karan Canada Inc., Donna Karan (H.K.) Limited, Donna Karan Italy, S.R.L., and Donna Karan Italy Shoe Company, S.R.L., which are foreign corporations; and, for the period it was a wholly-owned subsidiary (see
Note 8), Donna Karan Japan, K.K. ("Donna Karan Japan"), a Japanese joint stock company (together, the "Predecessor Company").

    For the period from July 3, 1996 through December 29, 1996, the accompanying financial statements include the results of operations of Donna Karan International Inc., as well as all entities that were included in the Predecessor Company, except for Takihyo Fashion Company, L.P., Takhiyo Design Company, L.P., TFT Store Company, L.P., TFT Shoe Company, L.P. and TFT Japan Company L.P., all of which were dissolved in connection with the Reorganization (the "Company"). All companies other than The Donna Karan Company, Donna Karan Studio, The Donna Karan Company Store, G.P., DK Footwear Partners, Donna Karan Canada Inc., Donna Karan (H.K.) Limited, Donna Karan Italy, S.R.L., Donna Karan Italy Shoe Company, S.R.L., and Donna Karan Japan are intermediate United States holding companies.

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

    Amounts included for common stock on the accompanying balance sheet of the Predecessor Company represent the combined par or stated value of the outstanding shares of the various corporations included in the Predecessor Company.

STATEMENT OF INCOME PRESENTATION

    The statement of income of the Company for the year ended December 29, 1996 reflects the results of operations of the Predecessor Company for the period January 1, 1996 through July 2, 1996 and the results

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 29, 1996

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of operations of the Company from July 3, 1996 (the date of the consummation of the Offering) through December 29, 1996.

    Selected statement of income data for the year ended December 29, 1996 are as follows (the date of the Offering has been deemed to be July 1, 1996):

                                                                                  YEAR ENDED
                                                      JANUARY 1     JULY 1 TO    DECEMBER 29,
                                                         TO        DECEMBER 29,      1996
                                                    JUNE 30, 1996      1996      CONSOLIDATED
                                                    -------------  ------------  ------------
                                                                 (IN THOUSANDS)
Net revenues......................................   $   277,226    $  335,614    $  612,840
Gross profit......................................        90,006       110,770       200,776
Operating income..................................        12,563           739        13,302
Other income (expense)............................        (4,569)         (876)       (5,445)
                                                    -------------  ------------  ------------
Income (loss) before income taxes.................         7,994          (137)        7,857
Provision (benefit) for income taxes..............           445       (17,624)      (17,179)
                                                    -------------  ------------  ------------
Net income........................................   $     7,549    $   17,487    $   25,036
                                                    -------------  ------------  ------------
                                                    -------------  ------------  ------------

PRO FORMA ADJUSTMENTS (UNAUDITED)

    The pro forma financial information on the income statement presents the effects on the historical financial statements of certain transactions as if they had occurred in 1995. These adjustments are: (i) increased royalty expense to be paid to a corporation owned by two of the Company's principal stockholders and their affiliated trusts pursuant to a licensing agreement of $12.8 million and $7.2 million in 1995 and 1996, respectively, (ii) reduced levels of compensation for two of the Company's executives pursuant to their employment agreements of $2.3 million and $1.5 million in 1995 and 1996, respectively,
(iii) reduction in interest costs assuming the application of the proceeds from the Offering to reduce the actual outstanding indebtedness under the Company's credit agreement of $6.2 million and $3.5 million in 1995 and 1996, respectively, (iv) reduction in amortization of deferred financing costs which would have been written off in connection with repayment of outstanding indebtedness under the Company's credit agreement of $0.6 million and $0.8 million in 1995 and 1996, respectively, (v) increase in income taxes of $11.3 million and $20.7 million in 1995 and 1996, respectively, as if the Company had been subject to Federal and additional state income taxes for the entire period (see Note 15), and (vi) adjustments of $20.3 million in 1995 to reflect the sale of the 70% interest in the operations of Donna Karan Japan as if it had occurred on January 2, 1995. The gain on the sale has been excluded, and as a result of this sale, the Company's statement of income has been adjusted to reflect the Company's accounting for their interest in Donna Karan Japan using the equity method of accounting for the period from January 2, 1995 until March 31, 1995, the date of the sale (see Note 8).

PRO FORMA PER SHARE INFORMATION

    Pro forma net income per share for the year ended December 31, 1995 is based upon (a) 10,612,934 shares of common stock outstanding during the period, (b) the number of shares of common stock (5,298,998) sold by the Company, at an offering price of $24.00 ($21.96 net of expenses) per share, the

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 29, 1996

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) proceeds of which would be necessary to pay approximately $116.0 million of distribution notes previously issued (including accrued interest thereon), representing cumulative undistributed taxable income on which taxes previously had been paid, and (c) 105,100 shares of Common Stock which the Company awarded to certain employees pursuant to the Company's stock incentive plan. Pro forma net income per share for the year ended December 29, 1996 is based on the weighted average of the above shares outstanding for the period prior to the Offering, and 21,468,034 shares for the period subsequent to the Offering. The net income used in the calculation of pro forma per share information excludes the reduction of interest costs of $3.5 million and $6.2 million in 1996 and 1995, respectively and the reduction in amortization of deferred financing costs of $0.8 million and $0.6 million in 1996 and 1995, respectively, and the related tax effect of $1.8 million and $2.9 million in 1996 and 1995, respectively.

    Supplementary pro forma earnings per share for the year ended December 29, 1996 and December 31, 1995 were $0.14 and $0.95, respectively. Supplementary pro forma per share information for the year ended December 31, 1995 is based upon 10,612,934 shares of common stock outstanding prior to the Offering increased by
(a) the sale of 5,298,998 shares of common stock at an offering price of $24.00 per share ($21.96, net of expenses), the proceeds of which would be necessary to pay approximately $116.4 in satisfaction of the distribution notes, (b) the sale of 3,279,827 shares of common stock, at an offering price of $24.00 per share, ($21.96, net of expenses), the proceeds of which would be necessary to repay approximately $72.0 million to the Company's lenders for the term loans under the Company's credit facility and to reduce the amount outstanding under the Company's revolving line of credit, and (c) 105,100 shares of common stock which the Company awarded to certain employees pursuant to the Company's stock incentive plan. Supplemental pro forma net income per share for the year ended December 29, 1996 is based on the weighted average of the above shares outstanding for the period prior to the Offering, and 21,468,034 shares for the period subsequent to the Offering.

FISCAL YEAR

    The Company's fiscal year consists of the 52- or 53-week period ending on the Sunday nearest December 31.

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market.

DEPRECIATION AND AMORTIZATION

    Depreciation of machinery, equipment and fixtures, including amounts accounted for under capital leases, is computed using straight-line and accelerated methods based on their estimated useful lives which range from five to seven years. Leasehold improvements are amortized using the straight-line method based on the lease term, and in certain instances include the anticipated renewal period. The Company's share of the cost of constructing in-store shop displays is capitalized and amortized using the straight-line method over their estimated useful lives of four years. The Company's share of the cost of constructing full-price free-standing retail stores under license agreements is capitalized and amortized using the straight-line method over their estimated useful lives of eight years. At December 31, 1995 and December 29, 1996, the unamortized balance of these costs of $2,034,000 and $10,848,000, respectively, is included in "Deposits and other noncurrent assets" in the accompanying balance sheets. Amortization

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 29, 1996

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) expense of these costs for the years ended December 31, 1995 and December 29, 1996 amounted to approximately $0.4 million and $1.4 million, respectively. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred.

ADVERTISING

    The Company expenses the production costs of advertising upon the first showing of the related advertisement which is generally less than six months after the production costs are incurred. At December 31, 1995 and December 29, 1996, advertising costs totaling $1,334,000 and $1,288,000, respectively, were included in "Prepaid expenses and other current assets" in the accompanying balance sheets. Advertising, marketing, and public relations expenses, including costs related to the Company's Creative Services Department, for the years ended January 1, 1995, December 31, 1995 and December 29, 1996 were $35,409,000,
$33,831,000 and $53,191,000, respectively.

RECLASSIFICATIONS

    For comparative purposes, certain prior period amounts have been reclassified to conform to current period presentation.

INTERCOMPANY BALANCES

    All significant intercompany balances and transactions have been eliminated. The equity method of accounting is used for Donna Karan Japan during the period when it is 70% owned by a nonaffiliated partner (see Note 8).

REVENUE RECOGNITION

    Sales are recognized upon shipment of products or, in the case of sales by Company-owned outlet stores, when payment is received. The Company provides for estimated returns at the time of sales. Income from licensing agreements is recognized when earned and is included in net revenues.

STATEMENTS OF CASH FLOWS

    For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 29, 1996

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) FOREIGN CURRENCY TRANSLATION

    For foreign operations, local currencies are considered the functional currency. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. Translation effects are accumulated as part of cumulative translation adjustment in stockholders' equity and partners' capital. Gains and losses from foreign currency transactions are included in operating results.

FOREIGN EXCHANGE CONTRACTS

    The Company enters into forward exchange contracts as hedges relating to identifiable currency positions. These financial instruments are designed to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of business. The Company does not engage in speculation. Gains and losses on foreign exchange contracts which hedge exposures on firm foreign currency commitments are deferred and recognized as adjustments to the bases of those assets. For the years ended January 1, 1995, December 31, 1995 and December 29, 1996, gains and losses on foreign exchange contracts were not material.

    At December 29, 1996, the Company had approximately $2,136,000 of outstanding forward exchange contracts, maturing at various dates in 1997, denominated in Italian Lire and Spanish Pesetas. The Company's risk that counterparties to these contracts may be unable to perform is minimized by limiting the counterparties to major international banks and financial institutions. The Company does not expect any losses as a result of counterparty default.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996 and the effect on the accompanying financial statements was not material.

2. INVENTORIES

    Inventories consist of the following (in thousands):

                                                                   DECEMBER 31,  DECEMBER 29,
                                                                       1995          1996
                                                                   ------------  ------------
Raw materials....................................................   $   16,369    $   16,780
Work in process..................................................       11,697        11,030
Finished goods...................................................       57,589        72,870
                                                                   ------------  ------------
                                                                    $   85,655    $  100,680
                                                                   ------------  ------------
                                                                   ------------  ------------

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 29, 1996

3. PROPERTY AND EQUIPMENT

    Major classes of property and equipment consist of the following (in thousands):

                                                                   DECEMBER 31,  DECEMBER 29,
                                                                       1995          1996
                                                                   ------------  ------------
Machinery, equipment, and fixtures...............................   $   18,592    $   21,330
Property and equipment under capital leases......................        1,207         1,207
Leasehold improvements...........................................       25,568        39,092
                                                                   ------------  ------------
                                                                        45,367        61,629
Less accumulated depreciation and amortization...................      (22,862)      (29,227)
                                                                   ------------  ------------
                                                                    $   22,505    $   32,402
                                                                   ------------  ------------
                                                                   ------------  ------------

    Deprecation and amortization of property and equipment amounted to $5,796,000, $5,624,000 and $6,365,000 for the years ended January 1, 1995,
December 31, 1995 and December 29, 1996, respectively.

4. BORROWINGS

    Long-term debt consists of the following (in thousands):

                                                                   DECEMBER 31,  DECEMBER 29,
                                                                       1995          1996
                                                                   ------------  -------------
Revolving credit facility........................................   $    7,961     $      --
Term Loan A......................................................       15,000            --
Term Loan B......................................................       20,000            --
Term Loan C......................................................       10,000            --
Capital lease obligations........................................          577           318
                                                                   ------------        -----
                                                                        53,538           318
Less current portion.............................................       (7,759)         (282)
                                                                   ------------        -----
                                                                    $   45,779     $      36
                                                                   ------------        -----
                                                                   ------------        -----

    At December 31, 1995, the Company had a credit facility, as amended, which consisted of a $60,000,000 term loan (term loans A,B & C) and a revolving line of credit available for the issuance of letters of credit, acceptances, or direct borrowings up to $105,000,000. Direct borrowings under the revolving line of credit bore interest at 1.5% over the lead bank's prime rate and were limited to a borrowing base calculated on eligible accounts receivable, inventory, and letters of credit.

    The credit agreement provided for various borrowing rate options including borrowing rates based on a fixed spread over the London Interbank Offered Rate ("LIBOR").

    With the proceeds of the Offering, the Company repaid all amounts due under its existing credit facility, and in September 1996, the Company entered into a new $150 million, three-year revolving Credit Facility as amended in March 1997 (the "New Facility"). Direct borrowings under the New Facility bear interest at the lead bank's prime rate or, at the option of the Company, at a fixed spread over the LIBOR and are limited to a borrowing base calculated on eligible accounts receivable, inventory, and letters of credit. The New Facility is secured by accounts receivable, inventory and certain intangibles of the

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 29, 1996

4. BORROWINGS (CONTINUED)
Company, as well as a pledge of all equity interests of the subsidiaries of the Company. The New Facility also contains certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and restrict investments, additional indebtedness, and payment of dividends. No amounts were outstanding under the New Facility at December 29, 1996.

    In connection with these facilities, the Company incurred certain financing costs which were deferred and are being amortized over the remaining term of the New Facility. At December 29, 1996, unamortized financing costs of approximately $952,000 are included in "Deposits and other noncurrent assets" in the accompanying balance sheet. Amortization of deferred financing costs of approximately $0.8 million and $3.5 million in 1995 and 1996, respectively, are included in interest expense.

    The Company leases certain property and equipment under long-term noncancellable lease agreements which are accounted for as capital leases. These leases expire at various dates through 1998. Future minimum lease payments as of December 29, 1996 are as follows (in thousands):

1997.................................................................  $     299
1998.................................................................         37
                                                                       ---------
                                                                             336
Amount representing interest.........................................         18
                                                                       ---------
Present value of total future minimum lease payments.................        318
Less current portion.................................................        282
                                                                       ---------
Long-term portion of capital obligation..............................  $      36
                                                                       ---------
                                                                       ---------

    Letters of credit and acceptances outstanding were approximately $33,934,000 at December 31, 1995 and $43,594,000 at December 29, 1996.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities are comprised of the following (in thousands):

                                                                   DECEMBER 31,  DECEMBER 29,
                                                                       1995          1996
                                                                   ------------  ------------
Accrued operating expenses.......................................   $    8,590    $   12,779
Accrued income taxes.............................................        2,351         8,010
Accrued compensation.............................................          885         6,260
Accrued royalty..................................................           --         5,133
Accrued taxes other than income taxes............................        2,244           948
Other............................................................        1,696         1,062
                                                                   ------------  ------------
                                                                    $   15,766    $   34,192
                                                                   ------------  ------------
                                                                   ------------  ------------

6. EMPLOYEE BENEFIT PLANS

    The Company is required to make contributions to a multi-employer union pension and health and welfare plan. These payments are based on wages paid to the Company's union employees and amounts

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 29, 1996

6. EMPLOYEE BENEFIT PLANS (CONTINUED)
paid to contractors utilized by the Company. The Company does not participate in the management of the plans and has not been furnished with any information with respect to the type of benefits provided, vested and nonvested benefits or plan assets. Health and welfare plan expense approximated $1,811,000, $1,947,000 and $2,090,000 for the years ended January 1, 1995, December 31, 1995 and December 29, 1996, respectively. Pension expense approximated $890,000, $908,000 and $924,000 for the years ended January 1, 1995, December 31, 1995 and December 29, 1996, respectively. Separate actuarial calculations regarding the Company's share of plan benefits and net assets available for plan benefits have not been determined.

    Under the Employee Retirement Income Security Act of 1974, as amended, an employer, upon withdrawal from or termination of a multi-employer plan, is required to continue funding its proportionate share of the plan's unfunded vested benefits. As of December 29, 1996, the Company had no intention of withdrawing from the plan.

    The Company sponsors a defined contribution benefit plan covering its non-union employees with a minimum of six months of eligible service. The Company matches employee contributions at a rate of 50% to a maximum of 6% of an employee's annual salary. Under the terms of the plan, a participant is 100% vested in the employer's matching contribution after six years of credited service. Expenses under this plan approximated $441,000, $802,000 and $770,000 for the years ended January 1, 1995, December 31, 1995 and December 29, 1996, respectively.

7. LEASES

    Future minimum annual rental commitments under noncancellable operating leases for office, warehouse and retail facilities, and equipment as of December 29, 1996 are as follows (in thousands):

1997...............................................................  $  14,531
1998...............................................................     13,942
1999...............................................................     12,491
2000...............................................................     10,490
2001...............................................................      9,455
Thereafter.........................................................     30,139
                                                                     ---------
                                                                     $  91,048
                                                                     ---------
                                                                     ---------

    In addition, certain of the leases contain options to renew for periods up to 10 years and others include contingent payments based on sales.

    Rent expense amounted to approximately $12,498,000, $14,105,000 and $15,037,000 for the years ended January 1, 1995, December 31, 1995 and December 29, 1996, respectively.

8. SALE OF INTERESTS IN AFFILIATES

    The Company conducts operations in Japan through Donna Karan Japan. DSTF Japan Company has a profit sharing agreement (the "DSTF Agreement") with Donna Karan Japan whereby 90% of the income before taxes of Donna Karan Japan is allocated to DSTF Japan Company. On March 31, 1995, the Company sold 70% of its interest in the DSTF Agreement and 70% of the stock of Donna Karan Japan to

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 29, 1996

8. SALE OF INTERESTS IN AFFILIATES (CONTINUED) a nonaffiliated party. The Company recognized a gain on this transaction, net of transaction costs, of $18,673,000. Subsequent to the sale, the Company records a 27% interest in the operations of Donna Karan Japan through its 30% interest in the DSTF Agreement and a 3% interest in the operations of Donna Karan Japan through its remaining interest in Donna Karan Japan. As a result, the Company has accounted for its combined 30% interest in the operations of Donna Karan Japan using the equity method of accounting. Equity earnings for the years ended December 31, 1995 and December 29, 1996 amounted to approximately $2,519,000 and $3,089,000, respectively. Simultaneously with the sales transaction, the Company entered into an agreement with Donna Karan Japan which provides for a fee based upon net sales of Donna Karan Japan. Management fee income, as an offset of selling, general, and administrative expenses, amounted to approximately $1,130,000 and $1,790,000 during the years ended December 31, 1995 and December 29, 1996, respectively. The equity investment in Donna Karan Japan of $2,531,000 and $3,076,000 at December 31, 1995 and December 29, 1996, respectively, is included in "Deposits and other noncurrent assets" in the accompanying balance sheet.

9. DKNY-REGISTERED TRADEMARK- JEANS LICENSING AGREEMENT

    On September 27, 1996, the Company entered into a 30-year licensing agreement with subsidiaries of Designer Holdings Ltd. (the "Licensee") for the exclusive production, sale and distribution of men's, women's, and, with certain exceptions, children's jeanswear under the DKNY-REGISTERED TRADEMARK- JEANS label (the "Jeans License"). Under the terms of the agreement, the Company received an initial payment of $6.0 million from the Licensee to reimburse the Company for certain costs related to the start-up and development of the DKNY-REGISTERED TRADEMARK- JEANS label. The Company was also entitled to receive additional payments aggregating $54.0 million over a four-year period, through the year 2000, and annual royalties, as well as administrative fees on net sales.

    Subsequent to year-end, the Company and the Licensee agreed to terminate this agreement. In connection with this termination, the Company repaid the initial $6.0 million payment and a $1.3 million advance royalty payment previously received. Additionally, in order to assure a smooth transition for the DKNY-REGISTERED TRADEMARK- Jeanswear business, the Company purchased for $3.2 million all sales and marketing plans, patterns, samples, fabrics and other materials developed by the Licensee in connection with the jeanswear business, the cost of which has been accrued at December 29, 1996 and is included in selling, general and administrative expenses in the accompanying financial statements.

10. RELATED PARTY TRANSACTIONS

    As of July 3, 1996, the Company entered into a licensing agreement (the "Gabrielle License") with Gabrielle Studio, Inc. ("Gabrielle Studio"), a corporation owned by two of the Company's principal stockholders and their affiliated trusts, which grants the Company the exclusive rights, in perpetuity, to use the trademarks "DONNA KARAN", "DONNA KARAN NEW YORK", "DKNY", "DK", and all variations thereof. Under the Gabrielle License, the Company pays Gabrielle Studio a royalty on net sales of products bearing the licensed mark. During the six month period ended December 29, 1996, the Company incurred $9.3 million in royalty expense, which is included in cost of sales. In addition, the Company made a one-time payment of $4.6 million to Gabrielle Studio in connection with entering into the Gabrielle License, which is also included in cost of sales.

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 29, 1996

11. STOCK OPTIONS

    During 1996, the Company adopted two option plans which reserve shares of common stock for issuance. One plan is for employees, officers, advisors and independent consultants of the Company (the "Stock Incentive Plan"), and the other is for non-employee directors (the "Non-Employee Director Stock Option Plan"). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

Net earnings--as reported..........................................  $  25,036
                                                                     ---------
                                                                     ---------
Net earnings--pro forma............................................  $  23,713
                                                                     ---------
                                                                     ---------

    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996: expected dividend yield of 0.0%; expected volatility of 0.486%; risk free interest rate of 6.2%; and expected lives of 6 years. The weighted average grant fair value of options granted during 1996 was $13.01 per share.

    Under the Stock Incentive Plan, options to purchase shares of common stock and awards of restricted shares of common stock of up to a combined 1,600,000 shares may be granted (includes award of 105,100 shares). The exercise price of the options may not be less than 100% of the fair market value of a share of common stock at the time of grant. An option may not be exercised within one year of the date of grant, and no options may be granted after ten years from the effective date of the plan. The options previously granted vest on a yearly basis in 25% increments beginning on the first anniversary of the date of grant.

    Under the Non-Employee Director Stock Option Plan, options to purchase up to 100,000 shares of common stock may be granted. Each eligible director, on the initial grant date, will be granted options to purchase 7,500 shares of common stock. Each year, other than with respect to the year in which an eligible director receives an initial grant of options, each eligible director will receive an additional 500 options. Upon the exercise of an option, the purchase price paid will be 100% of the fair market value of such share at the time of the grant of the option. Options granted will be exercisable on or after the first anniversary of the date of grant, and will expire on the tenth anniversary of the date of grant.

    The Company intends, upon stockholders' and directors' approval, to increase the number of options that may be granted to employees. The Company has committed to issue approximately 600,000 additional options.

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 29, 1996

11. STOCK OPTIONS (CONTINUED)
    A summary of the Stock Incentive Plan and the Non-Employee Director Stock Option Plan as of December 29, 1996, and changes during the year then ended is presented below:

                                                                                           NON-EMPLOYEE DIRECTOR
                                                                 STOCK INCENTIVE PLAN        STOCK OPTION PLAN
                                                               -------------------------  ------------------------
                                                                             WEIGHTED                  WEIGHTED
                                                                              AVERAGE                   AVERAGE
                                                                             EXERCISE                  EXERCISE
                                                                 SHARES        PRICE       SHARES        PRICE
                                                               ----------  -------------  ---------  -------------
Outstanding at beginning of year.............................          --                        --
Granted......................................................   1,419,500    $   23.85       15,000    $   20.81
Forfeited....................................................     (50,500)       24.00           --
                                                               ----------                 ---------
Outstanding at end of year...................................   1,369,000        23.84       15,000        20.81
                                                               ----------                 ---------
                                                               ----------                 ---------

    The following table summarizes information about options outstanding at December 29, 1996:

                                                                                NON-EMPLOYEE
                                                                    STOCK         DIRECTOR
                                                                  INCENTIVE         STOCK
                                                                     PLAN        OPTION PLAN
                                                                --------------  -------------
Exercise Price:
      $24.00..................................................      1,339,000            --
       21.13..................................................             --         7,500
       20.50..................................................             --         7,500
       16.88..................................................         30,000            --
                                                                --------------       ------
                                                                    1,369,000        15,000
                                                                --------------       ------
                                                                --------------       ------

12. OTHER EXPENSE

    During 1994, the Company incurred certain costs, primarily legal and other professional fees, related to a proposed debt offering. Ultimately, the Company decided to obtain additional private financing, and as a result, recorded a charge of $2,651,000 for these costs.

13. GEOGRAPHIC DATA

    Export sales by geographic location are as follows (in thousands):

                                                                          JANUARY 1,  DECEMBER 31,  DECEMBER 29,
                                                                             1995         1995          1996
                                                                          ----------  ------------  ------------
Japan...................................................................  $   51,078   $   64,162    $   75,893
Europe and Middle East..................................................      37,986       56,704        73,394
Asia (excluding Japan)..................................................      15,830       23,230        35,785
Other...................................................................       5,728       10,111        18,053
                                                                          ----------  ------------  ------------
                                                                          $  110,622   $  154,207    $  203,125
                                                                          ----------  ------------  ------------
                                                                          ----------  ------------  ------------

    Sales to Japan are to a 30% owned subsidiary (see Note 8).

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 29, 1996

14. COMMITMENTS AND CONTINGENCIES

    The Company has employment agreements with key executives which provide for guaranteed minimum compensation, minimum cash bonuses, stock options, and termination payments and benefits.

    One employment agreement contained a provision whereby the executive earned a $5,000,000 bonus in connection with the Offering.

    The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, the resolution of such matters will not have a material effect on its financial position or results of operations.

15. INCOME TAXES

    The entities in the Predecessor Company were partnerships or corporations that had elected to be taxed as S corporations pursuant to the Internal Revenue Code. Therefore, for the years ended January 1, 1995 and December 31, 1995, and for the six-month period ended July 2, 1996 (the day prior to the Offering), no provision has been made in the accompanying financial statements for such periods for Federal income taxes, since such taxes were the liability of the partners. In connection with the Offering, the Company became subject to Federal and additional state income tax.

    The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial carrying amounts and the tax bases of existing assets and liabilities.

    Concurrent with becoming subject to Federal and additional state income taxes, the Company recorded a deferred tax asset and a corresponding tax benefit in the statement of income in accordance with the provisions of SFAS No. 109. The actual amount, which was determined upon completion of the final tax returns of the Predecessor Company, was approximately $19.0 million, and, as of the date of the Offering, resulted in a total deferred tax asset of approximately $20.7 million which includes certain state and local tax assets recorded on a historical basis.

    The income tax provision consists of the following (in thousands):

                                                                      YEAR ENDED
                                                       ----------------------------------------
                                                       JANUARY 1,   DECEMBER 31,   DECEMBER 29,
                                                          1995          1995           1996
                                                       -----------  -------------  ------------
Current income taxes:
    Federal taxes....................................   $      --     $      --     $    8,605
    State and local taxes............................       1,113         2,242          2,717
    Foreign taxes....................................         386           278          1,130
                                                       -----------       ------    ------------
                                                            1,499         2,520         12,452
    Deferred income taxes............................        (360)         (122)       (29,631)
                                                       -----------       ------    ------------
                                                        $   1,139     $   2,398     $  (17,179)
                                                       -----------       ------    ------------
                                                       -----------       ------    ------------

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 29, 1996

15. INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant items comprising the Company's net deferred tax asset are as follows (in thousands):

                                                                   DECEMBER 31,   DECEMBER 29,
                                                                       1995           1996
                                                                   -------------  ------------
Current :
    Uniform inventory capitalization.............................    $      70     $    1,046
    Allowance for doubtful accounts and other receivable related
      reserves...................................................          270         14,430
    Inventory reserves...........................................           --          2,990
    Other book accruals..........................................          962          6,741
                                                                        ------    ------------
                                                                         1,302         25,207
Non-Current:
    Depreciation.................................................          380          6,106
                                                                        ------    ------------
                                                                     $   1,682     $   31,313
                                                                        ------    ------------
                                                                        ------    ------------

    The pro forma provision for income taxes represents the income tax provisions that would have been reported had the Company been subject to Federal and additional state income taxes for the entire period. The pro forma income tax provision has been prepared according to SFAS No. 109.

    The foreign and domestic components of pro forma income before pro forma income taxes were as follows (in thousands):

                                                                           YEAR ENDED
                                                                 ------------------------------
                                                                 DECEMBER 31,    DECEMBER 29,
                                                                     1995            1996
                                                                 -------------  ---------------
Domestic.......................................................    $  26,676       $   1,565
Foreign........................................................        5,454           4,856
                                                                 -------------        ------
                                                                   $  32,130       $   6,421
                                                                 -------------        ------
                                                                 -------------        ------

    The pro forma income tax provision consists of the following (in thousands):

                                                                          YEAR ENDED
                                                                 ----------------------------
                                                                 DECEMBER 31,   DECEMBER 29,
                                                                     1995           1996
                                                                 -------------  -------------
Current income taxes:
    Federal taxes..............................................    $  12,215     $    11,642
    State and local taxes......................................        4,936           4,777
    Foreign taxes..............................................          643           1,130
                                                                 -------------  -------------
                                                                      17,794          17,549
    Deferred income taxes......................................       (4,089)        (14,012)
                                                                 -------------  -------------
                                                                   $  13,705     $     3,537
                                                                 -------------  -------------
                                                                 -------------  -------------

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 29, 1996

15. INCOME TAXES (CONTINUED)
    A reconciliation setting forth the differences between the pro forma effective tax rate of the Company and the U.S. Federal statutory tax rate is as follows:

                                                                              YEAR ENDED
                                                                   --------------------------------
                                                                    DECEMBER 31,     DECEMBER 29,
                                                                        1995             1996
                                                                   ---------------  ---------------
Federal statutory rate...........................................          35.0%            35.0%
State and local taxes, net of federal tax benefits...............           7.6              7.0
Taxes related to foreign income, net of credits..................           1.9             14.0
Other items, net, none of which individually exceeds 5% of
  Federal taxes at statutory rate................................          (1.8)            (0.9)
                                                                            ---              ---
                                                                           42.7%            55.1%
                                                                            ---              ---
                                                                            ---              ---

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of the unaudited quarterly results of operations for 1996 and 1995 (dollars in thousands, except per share amounts):

                                                                               QUARTER ENDED
                                                           ------------------------------------------------------
1996                                                         MARCH 31      JUNE 30     SEPTEMBER 29  DECEMBER 29
                                                           ------------  ------------  ------------  ------------
Net sales................................................      $159,585      $117,641      $173,415      $162,199
Gross profit.............................................        52,861        37,145        55,506        55,264
Net income (loss)........................................        11,701        (4,152)       16,444         1,043
Per share data:
Net income (loss)........................................      $   0.73      $  (0.26)     $   0.77      $   0.05
Weighted average or pro forma weighted average number of
  common shares outstanding..............................    16,017,032    16,017,032    21,468,034    21,468,034

                                                                              QUARTER ENDED
                                                         --------------------------------------------------------
1995                                                       APRIL 2        JULY 2       OCTOBER 1     DECEMBER 31
                                                         ------------  ------------  -------------  -------------
Net sales..............................................      $120,693      $102,731       $152,389       $134,313
Gross profit...........................................        44,203        31,112         56,162         47,960
Net income (loss)......................................        26,726        (1,325)        20,022          8,252
Per share data:
Net income (loss)......................................      $   1.67      $  (0.08)      $   1.25       $   0.52
Pro forma weighted average number of common shares
  outstanding..........................................    16,017,032    16,017,032     16,017,032     16,017,032

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 1997

                                DONNA KARAN INTERNATIONAL INC.

                                By:  /s/ DONNA KARAN
                                     -----------------------------------------
                                     Donna Karan
                                     CHAIRMAN OF THE BOARD,
                                     CHIEF EXECUTIVE OFFICER, AND CHIEF
                                     DESIGNER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------
                                Chairman of the Board,
       /s/ DONNA KARAN            Chief Executive Officer,
------------------------------    and Chief Designer          March 28, 1997
         Donna Karan              (Principal Executive
                                  Officer)

      /s/ STEPHAN WEISS
------------------------------  Vice Chairman of the Board    March 28, 1997
        Stephan Weiss

   /s/ M. WILLIAM BENEDETTO
------------------------------  Director                      March 28, 1997
     M. William Benedetto

       /s/ ANDREA JUNG
------------------------------  Director                      March 28, 1997
         Andrea Jung

      /s/ ANN MCLAUGHLIN
------------------------------  Director                      March 28, 1997
        Ann McLaughlin

     /s/ STEPHEN L. RUZOW
------------------------------  President, Chief Operating    March 28, 1997
       Stephen L. Ruzow           Officer, and Director

                                Senior Executive Vice
      /s/ DEWEY K. SHAY           President, Chief
------------------------------    Administrative Officer,     March 28, 1997
        Dewey K. Shay             and Director

                                Executive Vice President
                                  and Chief Financial
    /s/ JOSEPH B. PARSONS         Officer (Principal
------------------------------    Financial Officer and       March 28, 1997
      Joseph B. Parsons           Principal Accounting
                                  Officer)

                                                                     SCHEDULE II

                         DONNA KARAN INTERNATIONAL INC.
                   VALUATION & QULAIFYING ACCOUNTS & RESERVES

                                                                               ADDITIONS
                                                    ----------------------------------------------------------------
                                                     BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                                    BEGINNING OF   COSTS AND      OTHER                    END OF
DESCRIPTION                                            PERIOD      EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
--------------------------------------------------  ------------  -----------  -----------  -----------  -----------

                                                                             (IN THOUSANDS)
Year ended January 1, 1995
    Allowance for doubtful accounts...............   $    1,989    $     773    $  --        $     158    $   2,604
    Allowance for chargebacks.....................        5,181        7,075       --            4,456        7,800
    Allowance for cash discounts..................        1,013       17,034       --           16,668        1,379
    Allowance for sales returns...................        1,014       21,942       --           19,726        3,230
                                                    ------------  -----------  -----------  -----------  -----------
                                                     $    9,197    $  46,824    $  --        $  41,008    $  15,013
                                                    ------------  -----------  -----------  -----------  -----------
                                                    ------------  -----------  -----------  -----------  -----------
Year ended December 31, 1995
    Allowance for doubtful accounts...............   $    2,604    $   3,122    $  --        $      73    $   5,653
    Allowance for chargebacks.....................        7,800       13,172       --            8,067       12,905
    Allowance for cash discounts..................        1,379       17,493       --           17,184        1,688
    Allowance for sales returns...................        3,230       19,000       --           19,969        2,261
                                                    ------------  -----------  -----------  -----------  -----------
                                                     $   15,013    $  52,787    $  --        $  45,293    $  22,507
                                                    ------------  -----------  -----------  -----------  -----------
                                                    ------------  -----------  -----------  -----------  -----------
Year ended December 29, 1996
    Allowance for doubtful accounts...............   $    5,653    $      62    $  --        $   4,054    $   1,661
    Allowance for chargebacks.....................       12,905       22,810       --           16,868       18,847
    Allowance for cash discounts..................        1,688       18,960       --           17,450        3,198
    Allowance for sales returns...................        2,261       18,429       --           17,639        3,051
                                                    ------------  -----------  -----------  -----------  -----------
                                                     $   22,507    $  60,261    $  --        $  56,011    $  26,757
                                                    ------------  -----------  -----------  -----------  -----------
                                                    ------------  -----------  -----------  -----------  -----------

    The above reserves are deducted from accounts receivable in the predecessor combined sheets.

                                 EXHIBIT INDEX

EXHIBIT NO.                                           DESCRIPTION OF EXHIBITS
-------------  -----------------------------------------------------------------------------------------------------

        2.1    Agreement and Plan of Contribution, dated as of June 10, 1996, among the Company, Takihyo Inc., Donna
               Karan, Stephan Weiss, Stephan Weiss, as trustee under Trust Agreement for the benefit of Lisa Weiss
               Keyes, Corey Weiss, and Gabrielle Karan, Stephan Weiss, as trustee under Trust Agreement for the benefit of Donna Karan, Gabrielle Studio, Inc., Tomio Taki, Frank Mori, Christopher Mori, and Heather
               Mori (Incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form S-1,
               dated June 27, 1996)

        3.1    Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference from
               Exhibit 3.2 to the Company's Registration Statement on Form S-1, dated June 27, 1996)

        3.2    Bylaws of the Company (Incorporated by reference from Exhibit 3.3 to the Company's Registration
               Statement on Form S-1, dated June 27, 1996)

       10.1    Credit Agreement, dated as of September 18, 1996, among The Donna Karan Company, The Donna Karan
               Company Store, G.P., Donna Karan Studio, DK Footwear Partners, the institutions time to time parties thereto, and Citibank, N.A., as administrative agent (Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 29, 1996)

       10.2    1996 Stock Incentive Plan of the Company (Incorporated by reference from Exhibit 10.2 to the
               Company's Registration Statement on Form S-1, dated June 27, 1996)

       10.3    1996 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.3 to the
               Company's Registration Statement on Form S-1, dated June 27, 1996)

       10.4    Registration Rights Agreement, dated as of June 10, 1996, among the Company, Donna Karan, Stephan
               Weiss, Stephan Weiss, as trustee under Trust under trust agreement for the benefit of Lisa Weiss
               Keyes, Corey Weiss, and Gabrielle Karan, Stephan Weiss, as trustee under Trust Agreement for the benefit of Donna Karan, Gabrielle Studio, Inc., Takihyo Inc., Tomio Taki, Frank Mori, Christopher
               Mori, and Heather Mori (Incorporated by reference from Exhibit 10.4 to the Company's Registration
               Statement on Form S-1, dated June 27, 1996)

       10.5    License Agreement, dated as of July 3, 1996, between Gabrielle Studio, Inc. and Donna Karan Studio
               (Incorporated by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-1,
               dated June 27, 1996)

       10.6    Guaranty of License, dated as of July 3, 1996, from the Company to Gabrielle Studio, Inc.
               (Incorporated by reference from Exhibit 10.6 to the Company's Registration Statement on Form S-1,
               dated June 27, 1996)

       10.7    License Agreement, dated as of July 3, 1996, between Donna Karan Studio and Stephan Weiss
               (Incorporated by reference from Exhibit 10.7 to the Company's Registration Statement on Form S-1,
               dated June 27, 1996)

       10.8    Employment Agreement, dated as of July 3, 1996, between the Company and Donna Karan (Incorporated by reference from Exhibit 10.8 to the Company's Registration Statement on Form S-1, dated June 27, 1996)

       10.9    Employment Agreement, dated as of July 3, 1996, between the Company and Stephan Weiss (Incorporated by reference from Exhibit 10.9 to the Company's Registration Statement on Form S-1, dated June 27,
               1996)

EXHIBIT NO.                                           DESCRIPTION OF EXHIBITS
-------------  -----------------------------------------------------------------------------------------------------
      10.10    Stockholders Agreement, dated as of June 10, 1996, among Donna Karan, Stephan Weiss, Stephan Weiss as trustee under Trust Agreement for the benefit of Lisa Weiss Keyes, Corey Weiss, and Gabrielle Karan,
               Stephan Weiss as trustee under Trust Agreement for the benefit of Donna Karan, Gabriel Studio, Inc.,
               Takihyo Inc., Tomio Taki, Frank Mori, Christopher Mori, and Heather Mori (Incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on Form S-1, dated June 27, 1996)

      10.11    Incentive Compensation Plan (Incorporated by reference from Exhibit 10.11 to the Company's
               Registration Statement on Form S-1, dated June 27, 1996)

      10.12    Employment Agreement, dated as of December 12, 1995, between The Donna Karan Company and Stephen L.
               Ruzow (Incorporated by reference from Exhibit 10.12 to the Company's Registration Statement on Form
               S-1, dated June 27, 1996)

      10.13    Employment Agreement, dated as of December 2, 1996, between the Company and Dewey K. Shay

      10.14    Employment Agreement, dated as of October 15, 1996, between The Donna Karan Company and Joseph B.
               Parsons

      10.15    Amendment No. 1 to Credit Agreement, dated as of September 18, 1996, among The Donna Karan Company,
               The Donna Karan Company Store, G.P., Donna Karan Studio, DK Footwear Partners, the institutions time to time parties thereto, and Citibank N.A., as administrative agent.

       21.1    Subsidiaries of the Company (Incorporated by reference from Exhibit 21.1 to the Company's
               Registration Statement on Form S-1, dated June 27, 1996)

       23.1    Consent of Ernst & Young LLP

       27.1    Financial Data Schedule