Form 10-K405/A
period 1996-12-29
DONNA KARAN INTERNATIONAL INC
filed 1997-04-28
CIK 1012369

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                           ANNUAL REPORT ON FORM 10-K/A

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

    As of March 18, 1997, the Registrant had 21,468,034 shares of Common Stock outstanding.*





* Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Item III of the Company's Annual Report on Form 10-K for the year ended December 29, 1996 is hereby amended and, as so amended, is restated below in its entirety.

                                   Item III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to executive officers and Directors of the Company which is called for by this Item 10 is incorporated herein by reference to the information set forth under the heading "Directors and Executive Officers of the Registrant" in Item 1 of this report.

   The Board of Directors currently consists of three classes of Directors, as nearly equal in number as possible. The Company's By-laws state that the number of Directors of the Company shall be nine. The total number of current Directors is seven, consisting of two Class I Directors, two Class II Directors, and three Class II Directors. There is one vacancy in each of Class I and Class II. The Directors in Classes I, II, and III are serving terms expiring at the Company's annual meeting of stockholders in 1997, 1998, and 1999, respectively.

   The current Class I Directors are Stephen L. Ruzow and Dewey K. Shay, the current Class II Directors are Stephan Weiss and M. William Benedetto, and the current Class III Directors are Donna Karan, Andrea Jung, and Ann McLaughlin.

CERTAIN VOTING ARRANGEMENTS

    Pursuant to a stockholders agreement, Ms. Karan, Mr. Weiss, trusts for the benefit of Ms. Karan and the children of Ms. Karan and Mr. Weiss (the "KW Trusts"), and Gabrielle Studio, Inc. ("Gabrielle Studio"), a corporation wholly-owned by Ms. Karan, Mr. Weiss, and the KW Trusts (collectively, the "Karan/Weiss Group"), are entitled to designate one member to the Board of Directors of the Company (in addition to Ms. Karan and Mr. Weiss) as long as the combined ownership of the shares of Common Stock held by members of the Karan/Weiss Group is not less than 20% of the then outstanding Common Stock. Additionally, pursuant to the stockholders agreement, Mr. Tomio Taki, Mr.
Frank R. Mori, Takihyo Inc. and certain affiliates of Messrs. Taki and Mori (collectively, the "Takihyo Group") are entitled to designate (a) two members of the Board of Directors until such time after the Company's initial public offering as the Takihyo Group sells any shares of Common Stock owned by it (other than shares distributed to stockholders of Takihyo Inc.) and (b) thereafter, one member of the Board of Directors as long as the Takihyo Group owns not less than 10% of the then outstanding Common Stock, except that if either Mr. Taki or Mr. Mori is otherwise able to serve, and is serving, as the one designee of the Takihyo Group, then such person shall be entitled to continue to serve as a director as long as the Takihyo Group continues to own not less than 5% of the then outstanding Common Stock. The stockholders agreement provides that neither Mr. Mori, Mr. Taki, nor any other affiliate of the Takihyo Group may serve as a director as long as the Takihyo Group has an ownership interest in, or either of such person is an officer or director of, Anne Klein & Company or any other competitor of the Company. Pursuant to the stockholders agreement, the Karan/Weiss Group, on the one hand, and the Takihyo Group, on the other hand, have agreed to vote the shares of Common Stock owned by them for each other's designees (and, in the case of the Takihyo Group, for Ms. Karan and Mr. Weiss) as directors. The designees to the Board of Directors of the Karan/ Weiss Group and of the Takihyo Group (other than Messrs. Taki or Mori) must be reasonably satisfactory to the Company's Board of Directors. The Takihyo Group recently designated two nominees for the Board of Directors, and requested that Ms. Karan, Mr. Weiss, and the Company waive the provisions of the stockholders agreement so that Mr. Mori could become a director of the Company. The Board, Ms. Karan, and Mr. Weiss did not grant such a waiver. The Board also determined that the other Takihyo nominee was not reasonably satisfactory to it. The Company has requested that the Takihyo Group suggest other nominees to be considered by the Board. Additionally, Donna Karan and Stephan Weiss, each of whom holds nine shares of Class A Common Stock, and Tomio Taki and Frank R. Mori, each of whom holds one share of Class B Common Stock, have agreed in writing that, if the holders of Class A Common Stock or Class B Common Stock are entitled to vote separately as a class with respect to a matter, they will vote their respective shares of Class A and Class B Common Stock as nearly as possible in the same manner as the holders of a majority of the shares of Common Stock vote their shares with respect to such matter.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth certain information concerning the compensation earned for services rendered in all capacities for the 1996 and 1995 fiscal years by the Chief Executive Officer and the four most highly compensated executive officers of the Company for the fiscal year ended December 29, 1996 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                    ANNUAL                     LONG TERM
                                                                 COMPENSATION                COMPENSATION
                                                   ----------------------------------------     AWARDS
                                                      SALARY/                                -------------
                                                     CONSULTING               OTHER ANNUAL    SECURITIES         OTHER
                                                        FEES         BONUS    COMPENSATION    UNDERLYING    COMPENSATION(2)
NAME AND PRINCIPAL POSITION               YEAR          ($)            ($)       ($)(1)       OPTIONS(#)           $
--------------------------------------  ---------  --------------  ---------  -------------  -------------  ----------------

Donna Karan...........................       1996      1,746,154       --(3)       --             --               --
  Chairman of the Board, Chief               1995      2,734,330          --       --             --               --
    Executive Officer, and
    Chief Designer

Stephan Weiss.........................       1996      1,246,154       --(3)       --             --               --
  Vice Chairman                              1995      1,583,333          --       --             --               --

Stephen L. Ruzow......................       1996        814,423     500,000       50,138        250,000         5,004,500(4)
  President and Chief Operating              1995        744,230     750,000       58,485         --                 4,620
    Officer

Louis Praino..........................       1996        407,692     180,951       20,263         40,000             4,500
  Executive Vice President-- Worldwide       1995        357,307     150,000       23,603         --                 2,214
    Production

Joseph B. Parsons.....................       1996        291,538     150,000       24,361         30,000           104,500(4)
  Executive Vice President and Chief         1995        160,000      40,000       12,510         --                 2,970
    Financial Officer

------------------------


(1) Represents the dollar value of annual compensation not properly categorized as salary or bonus awarded to, earned by, or paid to the persons listed for services rendered to the Company during each of 1996 and 1995. Includes an annual automobile allowance for Messrs. Ruzow, Praino, and Parsons of $18,000, $14,000, and $13,000, respectively, for 1996, and $18,000,
    $14,400, and $6,000, respectively, for 1995. Also includes an annual wear test allowance for Messrs. Ruzow, Praino, and Parsons of $32,138, $8,863, and $11,561, respectively, for 1996, and $40,485, $9,203, and $6,510, respectively, for 1995.

(2) Represents matching contributions under the Company's 401(k) Plan, which contributions vest over a five-year period.

(3) Ms. Karan and Mr. Weiss waived the 1996 bonus to which they were entitled under their respective employment agreements.

(4) Includes a one-time payment of $5,000,000 under Mr. Ruzow's employment agreement and a one-time bonus of $100,000 for Mr. Parsons, in each case, in connection with the consummation of the Company's initial public offering.

STOCK OPTIONS

    The following table sets forth information with respect to options granted to the Named Executive Officers of the Company during the fiscal year ended December 29, 1996. No stock appreciation rights were granted to the Named Executive Officers during the fiscal year ended December 29, 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                        POTENTIAL REALIZABLE
                                                                  INDIVIDUAL GRANTS                       VALUE AT ASSUMED
                                                 ----------------------------------------------------     ANNUAL RATES OF
                                                  NUMBER OF    PERCENT OF                                   STOCK PRICE
                                                 SECURITIES   TOTAL OPTIONS   EXERCISE                    APPRECIATION FOR
                                                 UNDERLYING    GRANTED TO      OF BASE                    OPTION TERM (2)
                                                   OPTIONS    EMPLOYEES IN      PRICE                  ----------------------
NAME                                               GRANTED     FISCAL YEAR     ($/SH)     EXPIRATION     5%($)       10%($)
-----------------------------------------------  -----------  -------------  -----------  -----------  ----------  ----------
Donna Karan....................................      --            --            --           --           --          --
Stephan Weiss..................................      --            --            --           --           --          --
Stephen L. Ruzow...............................    250,000(1)      17.25%         24.00      6/27/06    3,772,500   9,562,500
Louis Praino...................................     40,000(1)       2.76%         24.00      6/27/06      603,600   1,530,000
Joseph B. Parsons..............................     30,000(1)       2.07%         24.00      6/27/06      452,700   1,147,500

------------------------

(1) The options are exercisable in four equal annual installments. The installments will become exercisable on June 27, 1997, June 27, 1998, June 27, 1999, and June 27, 2000.

(2) In accordance with rules promulgated by the Securities and Exchange Commission, the potential realizable value of these grants (on a pre-tax basis) assumes that the Common Stock gains 5% or 10% in value per year, compounded over the 10-year life of the options. These are assumed rates of appreciation and are not intended to forecast future appreciation of the Company's Common Stock.

    The following table sets forth information with respect to options held as of December 29, 1996 by the Named Executive Officers of the Company. No options were exercised by the Named Executive Officers of the Company during the fiscal year ended December 29, 1996, and as of such date no options were in-the-money.

                         FISCAL YEAR-END OPTION VALUES

                                                                        NUMBER OF UNEXERCISED
                                                                               OPTIONS
                                                                        AT FISCAL YEAR-END(#)
                                                                    ------------------------------
NAME                                                                  EXERCISABLE    UNEXERCISABLE
------------------------------------------------------------------  ---------------  -------------
Donna Karan.......................................................        --              --
Stephan Weiss.....................................................        --              --
Stephen L. Ruzow..................................................        --              250,000
Louis Praino......................................................        --               40,000
Joseph B. Parsons.................................................        --               30,000

                                       4

EMPLOYMENT ARRANGEMENTS

    EMPLOYMENT AGREEMENT WITH MS. KARAN

    On July 3, 1996, the Company entered into an agreement with Ms. Karan for her employment as Chairman of the Board of Directors, Chief Executive Officer, and Chief Designer. The agreement has an initial three-year term which is automatically renewable for successive three-year terms, unless otherwise terminated. The employment agreement provides for an annual base salary of $500,000, as adjusted annually for the Consumer Price Index, and an annual bonus of up to 100% of base salary based on the adjusted pre-tax profits of the Company. Ms. Karan waived her bonus for 1996.

    During the initial three-year term of the employment agreement, Ms. Karan may terminate her employment as Chief Executive Officer without reason, and after such initial three-year term, Ms. Karan may terminate her employment as Chairman of the Board of Directors, Chief Executive Officer, and Chief Designer without reason, in each case with at least four months' notice. The employment agreement also may be terminated at any time without notice by Ms. Karan for "good reason" if: (i) Ms. Karan (without her prior written consent) is no longer Chairman of the Board, the sole Chief Executive Officer, and the sole Chief Designer; (ii) Ms. Karan is assigned duties and responsibilities inconsistent with the employment agreement (without her prior written consent); (iii) the Company fails to pay Ms. Karan all amounts required under the employment agreement; (iv) there is a material breach of the employment agreement by the Company; (v) there is a change in control of the Company, including as a result of certain changes in ownership of voting securities, an acquisition by a third party of 30% of the voting securities of the Company, mergers, sales of assets, and certain changes in the composition of the Board of Directors; (vi) there are any fundamental changes to the business or operations of the Company which are material (without her prior written consent); or (vii) a physician of recognized skill confirms to the Board of Directors in writing that Ms. Karan's continued employment with the Company would have a material adverse impact on her health or have an adverse effect on her ability to perform her duties to the Company. The employment agreement may be terminated by the Company only for "cause."

    If Ms. Karan terminates her employment with the Company for "good reason" or upon termination as a result of Ms. Karan's death or disability, the Company will pay to Ms. Karan (or her estate), a lump sum cash payment equal to the sum of her current base salary and incentive bonus from the prior year for the greater of one year and the remaining term of the employment agreement.

    The employment agreement provides that for a period of one year following the termination of Ms. Karan's agreement, Ms. Karan will not participate or engage in, either directly or indirectly, any business activity that is directly competitive with the Company's then current principal product lines and price points and could reasonably be expected to have a material adverse effect on the Company. The employment agreement further provides that Ms. Karan will have no obligation to mitigate the Company's financial obligations in the event of her termination.

    During the term of the employment agreement, Ms. Karan is obligated to devote substantially all her business time and attention to the Company and, except with regard to Gabrielle Studio, may not have an interest in or perform a service that is in direct competition with the Company's principal product lines and price points, which activity could reasonably be expected to have a material adverse effect on the Company. Subject to the foregoing and provided there is no interference with Ms. Karan's primary obligations to the Company, Ms. Karan may engage in certain activities for her own personal benefit, such as personal endorsements and appearances; motion pictures; television; writing; speaking and teaching engagements; photography; the fine arts; designing for stage, film, and other media; architectural, industrial, and interior design (exclusive of home furnishings) and sales of limited edition products based on such designs; and consulting services in connection with the foregoing.

    EMPLOYMENT AGREEMENT WITH MR. WEISS

    On July 3, 1996, the Company entered into an agreement with Mr. Weiss for his employment as Vice Chairman of the Board of Directors. The agreement has an initial one-year term which is automatically renewable for successive one-year terms, unless otherwise terminated. The employment agreement provides for an annual base salary of $500,000, as adjusted for the Consumer Price Index, and an annual bonus of up to 100% of base salary based on the adjusted pre-tax profits of the Company. Mr. Weiss waived his bonus for 1996. Under the employment agreement, Mr. Weiss currently has principal executive responsibility for the operations of the Beauty Division. While Mr. Weiss' office is not a full-time position, he spends a substantial amount of time as Vice Chairman. Mr. Weiss' employment agreement is in other material respects relating to termination and non-competition similar to the employment agreement of Ms. Karan described above.

    EMPLOYMENT AGREEMENT WITH MR. RUZOW

    Mr. Ruzow entered into an employment agreement, dated as of December 12, 1995, providing for his employment as President and Chief Operating Officer of the Company until December 31, 2000. Pursuant to his employment agreement, Mr. Ruzow will be entitled to receive an annual base salary of $850,000, $900,000, $950,000 and $1,000,000 in 1997, 1998, 1999, and 2000, respectively. Mr. Ruzow also is entitled to a maximum cash bonus each year of up to 100% of his then current base salary which is based on specified performance criteria, with a minimun cash bonus in years 1996 through 1999, of 25% of his then current base salary. In addition, Mr. Ruzow is entitled to participate in the Company's benefit plans, and the Company has agreed to maintain a term life insurance policy on the life of Mr. Ruzow in the amount of $5,000,000, payable to Mr. Ruzow's beneficiaries. Upon the consummation of the Company's initial public offering, Mr. Ruzow received a one-time payment of $5,000,000 in accordance with the terms of his employment agreement. Additionally, as provided by his employment agreement, he was granted options to purchase up to 250,000 shares of Common Stock pursuant to the Company's 1996 Stock Incentive Plan, at an exercise price of $24.00, the market value of the Common Stock on the date of the grant.

    The employment agreement with Mr. Ruzow requires six months' notice of intent to terminate by Mr. Ruzow and three months' notice of intent to terminate by the Company in the event Mr. Ruzow is terminated "without cause" (as defined therein) (or a shorter period of time if terminated for "cause" (as defined therein)). Mr. Ruzow has also agreed not to compete with the business of the Company for a period of one year following termination of his employment with the Company. If Mr. Ruzow is terminated by the Company "without cause," his employment terminates because he is disabled, or he terminates the agreement for "good reason" (as defined therein), Mr. Ruzow will be entitled to a severance payment in the amount of $1,000,000.

    EMPLOYMENT AGREEMENT WITH MR. SHAY

    The Company and Dewey Shay, Senior Executive Vice President and Chief Administrative Officer of the Company, are parties to a three-year employment agreement, dated December 2, 1996, which provides for the payment to Mr. Shay of an annual base salary of $400,000 in fiscal 1996 and 1997 and $450,000 and $500,000 in fiscal 1998 and 1999, respectively. In addition, the agreement provides for the payment to Mr. Shay of a minimum cash bonus of $200,000 annually and a maximum cash bonus of $700,000 for fiscal 1997, $750,000 in fiscal 1998, and $800,000 in fiscal 1999. The bonus amount in excess of the minimum amount shall be based on the performance criteria established in accordance with the Company's then existing incentive compensation plan.
The agreement further provides that, immediately after the 1997 Annual Meeting (assuming approval by the stockholders of an amendment of the 1996 Stock Incentive Plan), the Company will recommend to the Incentive Compensation Subcommittee that it grant Mr. Shay an option to purchase 600,000 shares of Common Stock of the Company at the market value of the Common Stock on the date of grant. The agreement further provides that if the Company terminates Mr. Shay's employment "without cause," Mr. Shay terminates his employment for "good reason" (each as defined in the agreement), or

Mr. Shay terminates his employment after a change of management or for failure to receive the stock option described above, Mr. Shay will be entitled to a substantial severance payment and any stock options held by Mr. Shay that would be exercisable by him within 12 months after his termination immediately vest and become exercisable. The agreement also provides that Mr. Shay will be elected to the Board of Directors of the Company.

    EMPLOYMENT AGREEMENT WITH MR. PARSONS

    The Company and Joseph B. Parsons, Executive Vice President and Chief Financial Officer of the Company, are parties to an employment agreement dated October 15, 1996, under which Mr. Parsons receives an annual base salary of $300,000, subject to increase at the discretion of the Company. Mr. Parsons also is entitled to a target bonus equal to 50% of his base salary, with a guaranteed bonus of $140,000 for fiscal 1996. The agreement further provides that in the event of Mr. Parsons' disability, his termination by the Company "without reason," or his termination of the agreement for "good reason" (each as defined in the agreement), the Company will pay him or his estate an amount equal to his then current annual salary plus the bonus he earned during the prior fiscal year. The agreement is generally terminable by either party upon two months' notice.

DIRECTOR COMPENSATION

    Directors who are employees of the Company receive no compensation, as such, for service as members of the Board of Directors or its committees.

    Any director who is not an active employee or officer of the Company or a subsidiary thereof and who is not an officer, director, or employee of certain affiliates of the Company ("Eligible Directors") receives an annual retainer of $25,000, an annual wear test allowance of $10,000, and stock options pursuant to the Company's 1996 Non-Employee Director Stock Option Plan (the "Directors' Plan"). Eligible Directors also are paid $1,000 per meeting attended and are reimbursed for expenses incurred in connection with attendance at such meetings.

    Under the Directors' Plan, Eligible Directors are eligible to receive options under the Directors' Plan in accordance with the terms thereof. On the date of election or appointment, each Eligible Director is granted a non-qualified option to purchase 7,500 shares of Common Stock. These initial options vest one year after the date of grant, assuming the Eligible Director remains a director. Each year, other than with respect to the year in which an Eligible Director receives an initial grant of options, as of the first day of the month following the annual meeting of stockholders, each Eligible Director will receive a non-qualified option to purchase 500 shares of Common Stock. Upon exercise of an option, the purchase price paid by an Eligible Director will be 100% of the fair market value of such share at the time of the grant of the option, or the par value of the share, whichever is greater.

    The options to purchase shares of Common Stock described above will be exercisable on or after the first anniversary of the date of grant. In addition, options granted and not previously exercisable will become vested and fully exercisable immediately upon a change in control (as defined in the Directors'
Plan). Each option will expire on the tenth anniversary of the date of grant. Subject to the number of shares authorized for issuance under the Directors' Plan and the term of the Directors' Plan, the Directors' Plan will continue in effect without limit unless and until the Board of Directors determines otherwise. Neither Ms. Karan nor Mr Weiss (nor Messrs. Mori or Taki, if either of them is serving as a director) is eligible to receive options under the Directors' Plan. The Directors' Plan authorizes the issuance of up to 100,000 shares of Common Stock, subject to adjustments in certain circumstances. No options may be granted after June 19, 2006.

    If an Eligible Director terminates his or her service on the Board of Directors for any reason, including disability, death, resignation, or failure to stand for re-election, any exercisable option which has not expired may be exercised with respect to the number of shares of Common Stock which were exercisable on the date the Eligible Director terminated his or her service with the Company at any time during the earlier of (i) the one-year period following such date or (ii) the remaining term of the option. Any unexpired but unexercisable option shall terminate and become null and void as of the date the Eligible Director terminates his or her service with the Company.

    In 1996, pursuant to the Directors' Plan, Mr. Benedetto and Ms. Jung each received an option to purchase 7,500 shares of Common Stock at an exercise price of $21.125 per share and $20.50 per share, respectively, the market value of the Common Stock on the date of the grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Prior to the Company's initial public offering, the Company's principals and senior management were directly involved in setting compensation for the Company's executives. Following the initial public offering, all decisions regarding compensation of executive officers were made by the Board of Directors of the Company. In 1997 the Board of Directors of the Company formed a Compensation Committee which currently is comprised of Mr. Benedetto, Ms. Jung, and Ms. McLaughlin. Ms. Karan serves as an ex-officio member of such committee. Ms. Karan is the Chairman of the Board, Chief Executive Officer, and Chief Designer of the Company. Ms. Jung and Ms. McLaughlin serve as the members of the Incentive Compensation Subcommittee of the Compensation Committee.

    The Company has an agreement with Benedetto, Gartland & Greene Inc. ("BGG") which provides that BGG will serve as financial advisor to the Company until December 31, 1997 for an annual fee of $350,000, plus reimbursement of expenses. Additionally, BGG acted as the Company's financial advisor in connection with its initial public offering. In fiscal 1996, the Company paid an aggregate of $523,000 to BGG for such services. Mr. Benedetto, a director of the Company, is a founder and principal of BGG. The Company believes that the agreement with BGG is on terms at least as favorable as would have been available from other parties.

   Also see "Certain Relationships and Related Transactions" for information with respect to certain members of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

    The only persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of Common Stock, as of February 15, 1997, are indicated below:

                                                                                 AMOUNT AND NATURE OF
NAME AND ADDRESS OF                                                                   BENEFICIAL        PERCENTAGE
BENEFICIAL OWNER                                                                      OWNERSHIP          OF CLASS
-------------------------------------------------------------------------------  --------------------  -------------
Donna Karan....................................................................         5,242,937(1)          24.4%
Stephan Weiss..................................................................         5,242,937(1)          24.4%
Frank Mori.....................................................................         4,059,448(2)          18.9%
Tomio Taki.....................................................................         4,245,174(2)          19.8%
Takihyo Inc....................................................................         3,183,881(2)          14.8%
The Capital Group Companies, Inc...............................................         1,262,500(3)           5.9%

------------------------

(1) The shares attributed to Ms. Karan include shares held of record by Mr. Weiss, the KW Trusts, and Gabrielle Studio. The shares attributed to
    Mr. Weiss include shares held of record by Ms. Karan, the KW Trusts, and Gabrielle Studio. All of such shares are subject to the stockholders agreement described herein. See Item 10. "DIRECTORS AND
    EXECUTIVE OFFICERS OF THE REGISTRANT--Certain Voting Arrangements."
    Ms. Karan has sole voting and investment power with respect to the shares held of record by her and Mr. Weiss has sole voting and investment power with respect to the shares held of record by him and the KW Trusts.
    Ms. Karan and Mr. Weiss have shared voting and investment power with respect to shares held of record by Gabrielle Studio. Ms. Karan and Mr. Weiss each disclaim beneficial ownership of the shares held of record by the other, the KW Trusts, and Gabrielle Studio. The total does not include the nine shares of Class A Common Stock held by each of Ms. Karan and Mr. Weiss, which are subject to the voting agreement described herein.
    The business address of Ms. Karan and Mr. Weiss is 550 Seventh Avenue,
    New York, New York 10018.

(2) The shares attributed to Messrs. Taki and Mori include shares held of record by Takihyo Inc. Each of Messrs. Taki and Mori has a pecuniary interest in only a portion of such shares, and each disclaims beneficial ownership except to the extent of such interest. All of such shares are subject to the stockholders agreement described herein. See Item 10. "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT--Certain Voting Arrangements."
    Mr. Mori and Mr. Taki each has sole voting and investment power with respect to the shares held of record by him and share voting and investment power with respect to the shares held of record by Takihyo Inc. The total does not include the one share of Class B Common Stock held by each of Mr. Taki and Mr. Mori, which are subject to the voting agreement described herein. The business address of Messrs. Taki and Mori and Takihyo Inc. is 11 West 42nd Street, New York, New York 10036.

(3) According to a Schedule 13G for the year ended December 29, 1996 filed by The Capital Group Companies, Inc. ("CGC"), CGC is the parent holding company of a group of investment management companies that hold investment power, and, in some cases, voting power over the Common Stock held by it. Under Rule 13d-3 of the Securities Exchange Act of 1934, CGC may be deemed to beneficially own such shares of Common Stock. Of the shares of Common Stock beneficially owned by CGC, Capital Guardian Trust Company, a wholly-owned subsidiary of CGC, is the beneficial owner of 1,240,100 shares of Common Stock as a result of its serving as the investment manager of various institutional accounts. The remaining shares are beneficially owned by other subsidiaries of CGC. The address of CGC is 333 South Hope Street, Los Angeles, California 90071.

SECURITY OWNERSHIP OF MANAGEMENT

    The table below sets forth the beneficial ownership of the Common Stock as of February 15, 1997 (i) by each director, (ii) by each of the executive officers named in the "Summary Compensation Table," and (iii) by all directors and executive officers of the Company as a group.

                                                                               AMOUNT AND NATURE OF
                                                                               BENEFICIAL OWNERSHIP
                                                                                OF COMMON STOCK AS
                                                                                   OF FEBRUARY        PERCENTAGE
NAME                                                   POSITION                     15,1997(1)         OF CLASS
----------------------------------------  -----------------------------------  --------------------  -------------
Donna Karan.............................  Chairman of the Board, Chief                5,242,937(2)       24.4%
                                          Executive Officer, and Chief
                                          Designer
Stephan Weiss...........................  Vice Chairman and Director                  5,242,937(2)       24.4%
M. William Benedetto....................  Director                                        1,000            *
Andrea Jung.............................  Director                                        8,000(3)         *
Ann McLaughlin..........................  Director                                      --                --
Stephen L. Ruzow........................  President, Chief Operating Officer,           --                --
                                          and Director
Dewey K. Shay...........................  Senior Executive Vice President,              --                --
                                          Chief Administrative Officer, and
                                          Director
Joseph B. Parsons.......................  Executive Vice President and Chief                100            *
                                          Financial Officer
Louis Praino............................  Executive Vice President--                        200            *
                                          Worldwide Production
All directors and executive officers of
  the Company as a group (12
  persons)..............................                                              5,255,837(2)(3)    24.5%

------------------------

*   Less than one percent (1%).

(1) Excludes shares underlying options granted or to be granted to the directors and executive officers, because none of such options is exercisable within 60 days of February 15, 1997. See "Item 11. EXECUTIVE COMPENSATION-- Employment Arrangements;" "Stock Options;" and "Director Compensation."

(2) The shares attributed to Ms. Karan include shares held of record by Mr. Weiss, the KW Trusts, and Gabrielle Studio. The shares attributed to Mr. Weiss include shares held of record by Ms. Karan, the KW Trusts, and Gabrielle Studio. All of such shares are subject to the stockholders agreement described herein. See "Item 10. Directors and Executive Officers of the Registrant--Certain Voting Arrangements" above. Ms.
    Karan has sole voting and investment power with respect to the shares held of record by her and Mr. Weiss has sole voting and investment power with respect to the shares held of record by him and the KW Trusts. Ms. Karan and Mr. Weiss have shared voting and investment power with respect to shares held of record by Gabrielle Studio. Ms. Karan and Mr. Weiss each disclaim beneficial ownership of the shares held of record by the other, the KW Trusts, and Gabrielle Studio. Does not include the nine shares of Class A Common Stock held by each of Ms. Karan and Mr. Weiss, which are subject to the voting agreement described herein.

(3) Represents shares held by Ms. Jung's husband, as to which shares she disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

REORGANIZATION

    Beginning in 1984, Ms. Karan, Mr. Weiss, Mr. Taki, Mr. Mori, and Takihyo Inc. formed various partnerships and corporations (the "DK Companies") to engage in various aspects of the Company's business, each of which was ultimately owned one-half by Ms. Karan, Mr. Weiss, and the KW Trusts and one-half by members of the Takihyo Group. The Company was formed on April 10, 1996 to acquire and continue the various businesses conducted by the DK Companies. Prior to the Company's initial public offering, the Company conducted no business and held no assets or liabilities. Simultaneously with the consummation of the Company's initial public offering, Ms. Karan, Mr. Weiss, and the KW Trusts contributed to the Company all the outstanding shares of the various corporations which hold their interests in the DK Companies, except for their shares in Gabrielle Studio, and Gabrielle Studio, contributed to the Company its partnership interest in Donna Karan Studio, one of the DK Companies. Messrs. Taki and Mori and Mr. Mori's children contributed to the Company all the outstanding shares of the various corporations which held their interests in the DK Companies and Takihyo Inc. contributed its partnership interests representing the balance of the Takihyo Group's interest in the DK Companies. In connection with this reorganization, Ms. Karan, Mr. Weiss, the KW Trusts, and Gabrielle Studio received an aggregate of 5,306,467 shares of Common Stock and certain members of the Takihyo Group received an aggregate of 5,306,467 shares of Common Stock.

    In addition, in connection with this reorganization, the Company agreed to indemnify the Karan/ Weiss Group and the Takihyo Group for certain obligations arising prior to or as a result of the reorganization.

LICENSE AGREEMENT FOR PRINCIPAL TRADEMARKS

    In connection with the Company's initial public offering and reorganization in July 1996, Gabrielle Studio, a corporation wholly-owned by Ms. Karan, Mr. Weiss, and the KW Trusts, entered into a license agreement (the "License Agreement") with the Company. The License Agreement provided for the grant of an exclusive license throughout the world to use, and to sublicense the right to use, the trademarks "DONNA KARAN," "DONNA KARAN NEW YORK," "DKNY," "DK," and all variations thereof (collectively, the "Licensed Marks") and to use and to sublicense the right to use the name, signature, and likeness of Ms. Karan (the "Name") in connection with the design, manufacture, distribution, sale (both at retail and at wholesale), advertising, marketing, and promotion of products of any kind, nature, or description except for certain products and other matters, such as food products, restaurants, toys, and games and in connection with the provision of certain store services, all of which Gabrielle Studio has licensed to Ms. Karan.

    The License Agreement continues in perpetuity unless earlier terminated as provided therein. The License Agreement provides that it may be terminated by Gabrielle Studio upon the failure of the Company to pay any amount due within 60 days of receipt of notice of such failure, or if the Company violates the quality control provisions of the License Agreement and fails to initiate and thereafter pursue appropriate corrective action within 60 days after a final unappealable determination by an arbitration tribunal or court of competent jurisdiction that such violation has occurred. The License Agreement may be terminated by Gabrielle Studio upon the occurrence of, among other events, a change in control of the Company, which includes certain changes in the ownership of voting securities, an acquisition by a third party of 30% of the voting securities of the Company, mergers, sales of assets, and changes in the composition of the Board of Directors. All costs in connection with the transfer of record ownership of the Licensed Marks to Gabrielle Studio are being paid by the Company.

    The License Agreement imposes certain obligations on the Company with respect to the use of sales materials, protection of the Licensed Marks, indemnification of Gabrielle Studio, the maintenance of public liability insurance, and quality control of products bearing the Licensed Marks or the Name. The

License Agreement also limits the use of the Licensed Marks in certain circumstances and in general prohibits any transfer or assignment of the rights thereunder.

    The License Agreement provides that the Company will pay to Gabrielle Studio an annual royalty equal to 1.75% of the first $250 million of net sales (as defined in the License Agreement, which includes products and store services) for such year, plus 2.5% of the next $500 million of net sales for such year, plus 3% of the next $750 million of net sales for such year, plus 3.5% of all net sales for such year in excess of $1.5 billion. For purposes of computing the annual royalty, "net sales" includes sales by the Company, its affiliates, its subsidiaries, and its sublicensees of products bearing any of the Licensed Marks or the Name. If the royalty paid with respect to any year is less than an amount equal to the greater of (a) $3.0 million as adjusted for inflation during the term of the License Agreement plus 25% of the average annual sales royalty payable to Gabrielle Studio for the prior three years as adjusted for inflation or (b) one-third of the average annual sales royalty payable to Gabrielle Studio, over the prior three years as adjusted for inflation, Gabrielle Studio may terminate the License Agreement unless the Company pays to Gabrielle Studio the amount of such deficiency within 60 days of demand therefor. During fiscal 1996, the Company made a one-time payment of $4.6 million to Gabrielle Studio in connection with the License Agreement and paid royalties of $9.3 million to Gabrielle Studio for net sales, after the License Agreement became effective in July 1996.

LICENSE AGREEMENT FOR PERFUME BOTTLES

    Mr. Stephan Weiss is the owner of the designs and utility patents relating to the bottles in which the Company's beauty division products are packaged. In connection with the initial public offering, Mr. Weiss granted to the Company an exclusive, royalty-free worldwide license in perpetuity for the use of the utility patents for the bottles developed by Mr. Weiss. Such license does not provide for the sublicense to independent third parties. Additionally, the license agreement may be terminated by the licensor for material breaches of the agreement which remain uncured for a period of 180 days after notice. In fiscal 1996, Mr. Weiss received $393,000 in connection with the execution of the license, representing his out-of-pocket costs incurred in the development of the bottles and the issuance of the patents thereon. Such expenses were comprised substantially of outside legal fees incurred in connection with the registration and maintenance of such patents around the world.

RELEASE OF SECURITY INTEREST

    Prior to the initial public offering, the Company's principal trademarks were owned by Ms. Karan who licensed them to Gabrielle Studio which then sublicensed them to Donna Karan Studio, a subsidiary of the Company. In connection with the Company's initial public offering, the lenders under the Company's credit facility agreed to release their liens on the license agreement between Gabrielle Studio and the Company and the license agreement between Ms. Karan and Gabrielle Studio and on the ownership interests in Donna Karan
Studio. The release of such liens may be considered a benefit to Ms. Karan, Mr. Weiss, and the KW Trusts.

REGISTRATION RIGHTS AGREEMENT

    Simultaneously with the closing of the Company's initial public offering, the Company, members of the Takihyo Group, Ms. Karan, Mr. Weiss, the KW Trusts, and Gabrielle Studio entered into a Registration Rights Agreement. The Registration Rights Agreement granted to members of the Takihyo Group the right to demand on an aggregate of two occasions (one of which shall not be earlier than 12 months after the effective date of the registration statement pertaining to any other offering of the Company's securities under the Securities Act of
1933) that the Company, at its expense, register all or a portion of the shares which they own, subject to a minimum demand of 5% of the then outstanding shares of Common Stock. Upon receipt of a demand from a member of the Takihyo Group for the registration of the Company's shares, the Company (or its designee) shall have the option of purchasing the shares at the average of their closing market prices for the 10 trading days before and the 10 trading days after the demand. The Registration Rights Agreement also granted to the Karan/Weiss Group the right to request on one occasion (which cannot be earlier than June 27, 1997) that the Company, at its expense, register all or a portion of the shares which the members of the Karan/Weiss Group own. In addition, the Takihyo Group and, in certain circumstances the Karan/Weiss Group, have the right to join ("piggyback") in any registration statement filed by the Company with respect to an offering of any of its securities by it or on behalf of any of its securityholders.

    Pursuant to the Registration Rights Agreement, if the Takihyo Group makes a demand for the registration of any of the Company's shares at any time prior to June 27, 1997, the Company may not include in such offering any of the Company's shares or any shares owned by any other securityholder of the Company if, in the good faith judgment of the managing underwriter of such offering, the inclusion of such shares would adversely affect the success of such offering or interfere with the successful marketing of, or require the exclusion of any portion of, the shares to be registered pursuant to the Takihyo Group's demand. If the Takihyo Group makes a demand for the registration of its shares on or after such date, the Company may elect to proceed with an offering of the Company's own shares. In such event, the demand of the Takihyo Group shall be deemed to be a request to exercise their "piggyback" rights and they, together with the member of the Karan/Weiss Group, will be permitted to register and sell such number of shares (to be apportioned between the Takihyo Group and the Karan/Weiss Group pursuant to certain agreed-upon allocations) as the underwriter of the Company's offering determines can be sold without adversely affecting the Company's offering. If the Company does not so elect, the members of the Karan/ Weiss Group may elect to include certain of their shares in the Takihyo Group's offering, subject to certain limitation. If, after June 27, 1997, a member of the Karan/Weiss Group requests that the Company register shares owned by the Karan/Weiss Group, the Company may (but is not obligated to) permit the members of the Karan/Weiss Group to proceed with an offering of certain of their shares, in which event the members of the Takihyo Group may elect to include certain of their shares in the offering of the Karan/ Weiss Group, subject to certain limitations.

OTHER AGREEMENTS AND TRANSACTIONS

    For a discussion of the voting arrangement between the members of the Karan/Weiss Group and members of the Takihyo Group, see "Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT--Certain Voting Arrangements." For a discussion of the financial advisory agreement between the Company and BGG, a corporation of which one of the directors is a founder and principal, see "Item 11. EXECUTIVE COMPENSATION--Compensation Committee Interlocks and Insider Participation."

DISTRIBUTIONS

    Prior to the Company's initial public offering, the interests of the principals in the DK Companies were held through various partnerships and corporations (the "Intermediate Entities"). Each of the Intermediate Entities that is a corporation had been treated for Federal and certain state tax purposes as an S corporation under the Internal Revenue Code of 1986, as amended from time to time (the "Code"), and comparable state tax provisions. As a result, the principals and their affiliates were obligated to pay Federal and certain state income taxes on their allocable portion of the income of the DK Companies. The DK Companies made various distributions to the Intermediate Entities which, in turn, made payments and distributions to the principals of the Company and their affiliates to pay income taxes on the taxable income of the DK Companies through the date of the initial public offering. In fiscal 1996, payments and distributions of $25.4 million were made in the aggregate to Ms. Karan, Mr. Weiss, the KW Trusts, Gabrielle Studio, Mr. Mori, Mr. Taki, and Takihyo Inc.

    On April 16, 1996, the Company and certain of the Intermediate Entities issued promissory notes in the aggregate principal amount of $57.25 million to Ms. Karan, Mr. Weiss, and the KW Trusts, and $57.25 million to certain members of the Takihyo Group. The aggregate principal amount of the notes was an estimate of the cumulative undistributed taxable income (on which taxes previously had been paid) of the DK Companies since their inception through the anticipated closing date of the Company's initial public offering. The notes bore interest at the rate of 8% per annum. On July 3, 1996, the Company used a portion of the proceeds of the Company's initial public offering to pay in full the principal and interest under all of such notes.

LITIGATION

   On April 21, 1997, the Company, Donna Karan, Stephan Weiss, and Stephen L. Ruzow, directors and officers of the Company, and Joseph B. Parsons, an officer of the Company, were named as defendants in an action filed in the United States District Court for the Eastern District of New York. The action, which seeks unspecified damages, purports to be a class action on behalf of all purchasers of Common Stock during the period from September 30, 1996 through March 5, 1997. The complaint alleges that the Company and the other defendants violated certain provisions of the Securities Exchange Act of 1934, as amended, and the rules thereunder by disseminating a press release and filing with the Securities and Exchange Commission documents allegedly containing materially false and misleading statements relating to the Jeans License. The Company and the other defendants have not yet filed their answers but plan to deny liability and to defend the action vigorously. Based on the information available to date, management does not believe that the outcome of this action will have a material adverse effect on the results of operations and financial condition of the Company.

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DONNA KARAN INTERNATIONAL
                                          INC. (Registrant)

Date: April 28, 1997                      By: /s/ Stephen L. Ruzow
                                             ---------------------------
                                             Stephen L. Ruzow, President
                                             & Chief Operating Officer

Date: April 28, 1997                      By: /s/ Joseph B. Parsons
                                             ---------------------------
                                             Joseph B. Parsons, Executive
                                             Vice President & Chief
                                             Financial Officer