Form 10-Q
period 1997-03-30
DONNA KARAN INTERNATIONAL INC
filed 1997-05-14
CIK 1012369

--------------------------------------------------------------------------
--------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

                         -------------------------------

        /X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 30, 1997
                                               OR
        / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 1-11805

                     ---------------------------------------

                         DONNA KARAN INTERNATIONAL INC.

             (Exact name of registrant as specified in its charter)

                   Delaware                             13-3882426
        (State of other jurisdiction of     (I.R.S. Employer Identification
        incorporation or organization)                    Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES x   NO
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                   Class                        Outstanding as of May 7, 1997
        ----------------------------           ------------------------------
        Common Stock, par value $.01                      21,468,034

*Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.

                         DONNA KARAN INTERNATIONAL INC.

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                                                                    PAGE

      Statements of income for the three months ended
          March 31, 1996 and March 30, 1997, respectively ..........  3

      Balance sheets as of December 29, 1996 and March 30, 1997 ....  4

      Statements of cash flows for the three months ended
          March 31, 1996 and March 30, 1997, respectively ..........  5

      Notes to Financial Statements ................................  6


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ..................................  9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings........................................... 12

Item 6. Exhibits and Reports on Form 8-K............................ 12

                         DONNA KARAN INTERNATIONAL INC.

                              STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                         ------------------
                                                 MARCH 31,              MARCH 30,
                                                    1996                   1997
                                            ---------------------  ---------------------
                                                          (IN THOUSANDS)

Net revenues ..........................        $  159,585                $ 158,776

Cost of sales .........................           106,724                  113,738
                                            ---------------------  ---------------------

Gross profit ..........................            52,861                   45,038
Selling, general and administrative
expenses ..............................            39,411                   44,556
                                            ---------------------  ---------------------
Operating income ......................            13,450                      482

Other income (expense):

   Equity in earnings of affiliates ...               988                      732
   Interest (expense) income, net .....            (2,047)                     280
                                            ---------------------  ---------------------

Income before income taxes ............            12,391                    1,494

Provision for income taxes ............               690                      688
                                            ---------------------  ---------------------

Net income ............................         $  11,701                $     806
                                            =====================  =====================

PRO FORMA

Historical income before income taxes .          $ 12,391


Pro forma adjustments other than income taxes       1,457
                                            ---------------------

Pro forma income before income taxes ..            10,934

Pro forma provision for income taxes ..             4,722
                                            ---------------------

Pro forma net income ..................          $  6,212
                                            =====================

PER SHARE DATA (PRO FORMA FOR 1996)

Net income per share ..................          $      0.32              $      0.04
                                            =====================  =====================

Weighted average common shares outstanding       16,017,032               21,468,034
                                            =====================  =====================






                        See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                                 BALANCE SHEETS




                                                    DECEMBER 29,            MARCH 30,
                                                        1996                  1997
                                               ---------------------  --------------------
                                                     (AUDITED)             (UNAUDITED)
                                                              (IN THOUSANDS)

ASSETS

Current assets:
  Cash and cash equivalents .................       $ 40,550               $      223
  Accounts receivable, net of
    allowances of $26,757 at
    December 29, 1996 and $25,895 at
     March 30, 1997 .........................         73,770                   92,147
  Inventories ...............................        100,680                  101,863
  Deferred income taxes .....................         25,207                   19,855
  Prepaid expenses and other current
  assets ....................................         14,466                   17,779
                                                --------------------- ----------------------
      Total current assets ..................        254,673                  231,867
Property and equipment, at cost-net .........         32,402                   35,507
Deferred income taxes .......................          6,106                    6,421
Deposits and other noncurrent assets ........         18,514                   16,364
                                                --------------------- ----------------------

                                                    $311,695               $  290,159
                                                ===================== ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ........................       $ 73,394               $   45,783
    Accrued expenses and other current
      liabilities ...........................         34,192                   27,740
    Current portion of long-term debt .......            282                      250
                                                --------------------- ----------------------
       Total current liabilities ............        107,868                   73,773

Long-term debt ..............................             36                   11,880
Stockholders' equity:
    Common stock, $0.01 par value,
    35,000,000 shares authorized, 21,468,034
    shares issued and outstanding ...........            215                      215
    Common stock class A, $0.01 par
      value,18 shares authorized, issued and
      outstanding ...........................              -                        -
    Common stock class B, $0.01 par
     value, 2 shares authorized, issued and
     outstanding ............................              -                        -
    Preferred stock, $0.01 par
     value, 1,000,000 shares authorized, no shares
     issued and outstanding .................              -                        -
        Additional paid in capital ..........         186,899                 186,899
        Retained earnings ...................          17,487                  18,293
        Cumulative translation adjustment ...            (331)                   (422)
                                                --------------------- ----------------------
                                                      204,270                 204,985
        Less treasury stock, at cost (19,958
          shares) ...........................            (479)                   (479)
                                                --------------------- ----------------------
        Total stockholders' equity ..........         203,791                 204,506
                                                --------------------- ----------------------

                                                    $ 311,695              $  290,159
                                                ===================== ======================




                        See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                THREE MONTHS ENDED

                                                        MARCH 31,              MARCH 30,
                                                           1996                  1997

                                                   ---------------------  --------------------
                                                                 (IN THOUSANDS)

OPERATING ACTIVITIES
Net income ........................................    $  11,701               $      806
Adjustments to reconcile net income to net cash
used in operating activities:

   Depreciation and amortization ..................        1,875                    2,570
   Provision for bad debts ........................          127                      192
   Equity in earnings of affiliate ................         (988)                    (732)
   Deferred taxes .................................            -                    5,037
   Changes in operating assets and liabilities:
   Increase in accounts receivable ................      (24,910)                 (18,569)
   Decrease (increase) in inventories .............        2,889                   (1,274)
   Increase in prepaid expenses
     and other current assets .....................       (1,141)                  (3,313)
   (Increase) decrease in
     deposits and other noncurrent assets .........         (738)                   1,758
   Decrease in accounts payable, accrued
     expenses, and other current liabilities ......       (7,839)                 (34,063)
                                                   ---------------------  --------------------
Net cash used in operating activities .............      (19,024)                 (47,588)
                                                   ---------------------  --------------------

INVESTING ACTIVITIES
Purchase of property and equipment ................       (4,148)                  (4,551)
                                                   ---------------------  --------------------
Net cash used in investing activities .............       (4,148)                  (4,551)
                                                   ---------------------  --------------------

FINANCING ACTIVITIES

Net increase in borrowing under revolving credit
facility ..........................................       21,124                   11,880

Payments under capital lease ......................          (63)                     (68)
Repayments of long-term debt ......................       (1,875)                       -
Distributions to partners .........................         (762)                       -
                                                   ---------------------  --------------------

Net cash provided by financing activities .........       18,424                   11,812
                                                   ---------------------  --------------------

Decrease in cash ..................................       (4,748)                 (40,327)
Cash at beginning of period .......................       12,153                   40,550
                                                   ---------------------  --------------------

Cash at end of period .............................    $   7,405               $      223
                                                   =====================  ====================

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid .....................................    $   1,781               $       65
                                                   =====================  ====================
Taxes paid ........................................    $     272               $    8,831
                                                   =====================  ====================




                        See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 30, 1997
                                   (UNAUDITED)



1.      UNAUDITED FINANCIAL STATEMENTS

        The unaudited financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements.

        In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. On a quarter to quarter basis, the Company's operations may vary as a result of, among other things, production and shipping schedules, the introduction of new products, and variation in the timing of certain holidays from year to year. The results of operations for the three-month periods ended March 31, 1996 and March 30, 1997, are not necessarily indicative of the operating results to be expected for a full year.

2.      BASIS OF PRESENTATION

        Donna Karan International Inc. ("DKI") was incorporated in Delaware in April 1996. In connection with DKI's initial public offering of stock (the "Offering") on July 3, 1996, the former principals of the predecessor group of companies and certain of their affiliates simultaneously contributed to DKI all of the outstanding stock and partnership interests in the entities that comprised the predecessor group of companies, in exchange for common stock (the "Reorganization"). The accompanying financial statements include the results of operations for the period from January 1, 1996 to March 31, 1996 of The Donna Karan Company, Donna Karan Studio, The Donna Karan Company Store G.P., DK Footwear Partners, Takihyo Fashion Company, L.P., Takihyo Design Company, L.P., TFT Store Company, L.P., TFT Shoe Company, L.P., TFT Japan Company, L.P., and DSTF Japan Company, which are affiliated general and limited partnerships; Gabby Apparel, Inc., Tolara Tetragon Inc., Full Requirements Merchandising, Inc., The Donna Karan Store Corporation, Tomio Tangents, Inc., Formal Reserve Management, Inc., DK Shoe Corp., Tangents Two, Inc., First Run Management, Inc., Gabrielle Japan, Inc., TT DK Japan, Inc., and FM DK Japan, Inc., which are affiliated United States corporations; Donna Karan Canada Inc., Donna Karan (H.K.) Limited, Donna Karan Italy, S.R.L., and Donna Karan Italy Shoe Company, S.R.L., which are foreign corporations (together, the " Predecessor Company").

        For the period from December 30, 1996 through March 30, 1997, the accompanying financial statements include the results of operations of Donna Karan International Inc., as well as all entities that were included in the Predecessor Company, except for Takihyo Fashion Company, L.P., Takhiyo Design Company, L.P., TFT Store Company, L.P., TFT Shoe Company, L.P. and TFT Japan Company, L.P., all of which were dissolved in connection with the Reorganization (the "Company"). All companies other than The Donna Karan Company, Donna Karan Studio, The Donna Karan Company Store, G.P., DK Footwear Partners, Donna Karan Canada Inc., Donna Karan (H.K.) Limited, Donna Karan Italy, S.R.L., Donna Karan Italy Shoe Company, S.R.L., and Donna Karan Japan are intermediate United States holding companies.

        The financial statements of the Predecessor Company are being presented on a combined basis because of their common ownership. The combined financial statements have been prepared as if the entities had operated as a single consolidated group since their respective dates of organization.

        All significant intercompany balances and transactions have been eliminated. The equity method of accounting is used for Donna Karan Japan, K.K., a Japanese joint stock company, which is 70% owned by a nonaffiliated entity.

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is effective for both interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarters ended March 30, 1997 and March 31, 1996 is not expected to be material.

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

                         DONNA KARAN INTERNATIONAL INC.

4.      INITIAL PUBLIC OFFERING

        Effective July 3, 1996, the Company sold 10,750,000 shares of its common stock in an initial public offering. Net proceeds of the Offering, after deducting underwriting discounts and commissions, and professional fees aggregated $236.0 million. Proceeds of the Offering were used to retire the distribution notes and accrued interest thereon totaling approximately $116.4 million, to repay the Predecessor Company's term loans and the revolving line of credit which totaled approximately $76.8 million, to pay a certain one-time bonus under an employment agreement which amounted to approximately $5.0 million and to pay a one-time fee under a license agreement which amounted to $4.6 million. The remaining $33.2 million was used for other general corporate purposes.

5.      PRO FORMA ADJUSTMENTS

        The pro forma financial information on the income statement presents the effects on the historical financial statements of certain transactions as if they had occurred in 1995. The impact of these adjustments for the three month period ended March 31, 1996 are: (i) increased royalty expense of $4.2 million to be paid to a corporation owned by two of the Company's stockholders and their affiliated trusts pursuant to a licensing agreement, (ii) reduced levels of compensation of $0.8 million for two of the Company's executives pursuant to their employment agreements, (iii) reduction in interest costs of $1.6 million assuming the application of the proceeds from the Offering to reduce the actual outstanding indebtedness under the Company's credit agreement, (iv) reduction in amortization of deferred financing costs of $0.3 million which would have been written off in connection with repayment of outstanding indebtedness under the Company's credit agreement, and (v) increase in income taxes of $4.0 million as if the Company had been subject to Federal and additional state income taxes for the entire period (see Note 9).

6.      PRO FORMA PER SHARE INFORMATION

        Pro forma net income per share for the three months ended March 31, 1996 is based upon (a) 10,612,934 shares of common stock outstanding during the period, (b) the number of shares of common stock (5,298,998) sold by the Company, at an offering price of $24.00 per share ($21.96, net of expenses), the proceeds of which would be necessary to pay approximately $116.4 million to the former principals of the Company and certain of their affiliates in satisfaction of the distribution notes previously issued (includes accrued interest thereon), representing cumulative undistributed taxable income on which taxes previously have been paid, and (c) 105,100 shares of common stock which the Company awarded to certain employees pursuant to the Company's stock incentive plan. Per share information for the quarter ended March 30, 1997 is based upon 21,468,034 shares outstanding subsequent to the Offering. The net income used in the calculation of pro forma per share information for the three months ended March 31,1996 excludes the reduction of interest costs of $1.6 million and the reduction in amortization of deferred financing costs of $0.3 million and the related tax effect of $0.8 million.

        Supplementary pro forma earnings per share for the three months ended March 31, 1996 was $0.32. Supplementary pro forma per share information is based upon 10,612,934 shares of common stock outstanding during the period increased by (a) the sale of 5,298,998 shares of common stock at an offering price of $24.00 per share ($21.96, net of expenses), the proceeds of which would be necessary to pay approximately $116.4 in satisfaction of the distribution notes,
(b) the sale of 3,279,827 shares of common stock, at an offering price of $24.00 per share, ($21.96, net of expenses), the proceeds of which would be necessary to repay approximately $72.0 million to the Company's lenders for the term loans under the Company's credit facility and to reduce the amount outstanding under the Company's revolving line of credit, and (c) 105,100 shares of common stock which the Company awarded to certain employees pursuant to the Company's stock incentive plan.

7.      INVENTORIES

        Inventories consist of the following (in thousands):











                                       DECEMBER 29,         MARCH 30,
                                           1996                1997
                                     -----------------   -----------------
Raw materials .....................     $  16,780            $ 18,113
Work in process ...................        11,030              10,859
Finished goods ....................        72,870              72,891
                                     -----------------   -----------------
                                        $ 100,680            $101,863
                                     =================   =================

8.      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities are comprised of the following (in thousands):



                                                     DECEMBER 29,         MARCH 30,
                                                         1996                1997
                                                   -----------------   -----------------
Accrued operating expenses .................          $ 12,779             $ 8,631
Accrued income taxes .......................             8,010                   -
Accrued compensation .......................             6,260               9,497
Accrued taxes other than income taxes ......               948               2,950
Accrued royalties ..........................             5,133               5,194
Other ......................................             1,062               1,468
                                                   -----------------   -----------------
                                                      $ 34,192             $27,740
                                                   =================   =================



9.      PRO FORMA INCOME TAXES

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

        Concurrent with becoming subject to Federal and additional state income taxes, the Company recorded a deferred tax asset and a corresponding tax benefit in the statement of income in accordance with the provisions of SFAS No. 109. This was approximately $19.0 million, and, as of the date of the Offering, resulted in a total deferred tax asset of approximately $20.7 million which includes certain state and local tax assets recorded on a historical basis.

        Income tax expense for the three month period ended March 30, 1997 includes a provision for Federal, state and local taxes of approximately $0.7 million at an effective rate of approximately 46%. Pro forma income tax expense for the three month period ended March 31, 1996 includes a provision for Federal, state, and local taxes of approximately $4.7 million at an effective rate of approximately 43%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

        Donna Karan International Inc. is one of the world's leading international fashion design houses. The Company designs, contracts for the production of, markets, and distributes "designer" and "bridge" collections of men's and women's clothing, sportswear, accessories, and shoes under the DONNA KARAN NEW YORK-Registered Trademark- and DKNY-Registered Trademark-brand names, respectively. The Company also develops, contracts for the production of, markets, and distributes collections of men's and women's fragrance, bath and body, and treatment products under the DK MEN-TM- and DONNA KARAN NEW YORK-Registered Trademark- brand names, respectively. In addition, the Company selectively has granted licenses for the manufacture and distribution of certain other products under the DONNA KARAN NEW YORK-Registered Trademark- and DKNY-Registered Trademark-brand names, including hosiery, intimate apparel, eyewear and children's apparel under the DKNY-Registered Trademark- brand name in Europe and the Middle East.

        The following discussion provides information and analysis of the Company's results of operations for the three months ended March 31, 1996 and March 30, 1997. The Company utilizes a 52- or 53-week fiscal year ending on the Sunday nearest December 31. Accordingly, the first quarters of 1996 and 1997 ended March 31, 1996 and March 30, 1997, respectively. The first quarters in 1996 and 1997 contained 13 weeks. As used in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the DONNA KARAN NEW YORK-Registered Trademark- collections and the DKNY-Registered Trademark-collections each include apparel, accessories, and shoes.

        CERTAIN STATEMENTS CONTAINED HEREIN ARE FORWARD LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES WHICH MAY CAUSE THE COMPANY'S ACTUAL RESULTS IN FUTURE PERIODS OR PLANS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM WHAT WAS ANTICIPATED. THOSE RISKS INCLUDE, AMONG OTHERS, RISKS ASSOCIATED WITH THE RECEIPT, PRICING AND TIMING OF CUSTOMER ORDERS; THE TIMING, TERMS AND CONSUMMATION OF A JOINT-VENTURE, SALE OR LICENSING OF THE COMPANY'S BEAUTY DIVISION; TIMING AND EXPENSE ASSOCIATED WITH COST CUTTING MEASURES; TIMING OF AND COSTS ASSOCIATED WITH NEW STORE OPENINGS; GENERAL COMPETITIVE FACTORS; A CHANGE IN RETAILER OR CONSUMER ACCEPTANCE OF THE COMPANY'S PRODUCTS; AND THE VARIABILITY OF THE COMPANY'S RESULTS IN ANY PERIOD DUE TO THE SEASONAL NATURE OF THE BUSINESS, THE TIMING AND LEVEL OF THE COMPANY'S SALES AND PROMOTIONS, THE TIMING OF LAUNCHING NEW PRODUCTS AND COLLECTIONS AND OPENING OF NEW DOORS, FASHION TRENDS, AND THE TIMING, TERMS AND CONSUMMATION OF ANY JOINT VENTURES, LICENSES, OR OTHER DISPOSITIONS OF PRODUCT LINES.

        As previously disclosed, the Company currently is exploring possible strategic alternatives for its Beauty Division, including a joint venture, license, and/or possible sale of the business. Currently, it is anticipated that this process will be completed during 1997.

        During the second quarter of 1997, the Company announced its intention to formalize a cost cutting program to eliminate costs that are not essential to running and growing its business. In connection with this program, it is anticipated that there will be a restructuring charge during the second quarter of 1997. The impact of this cost cutting program is not expected to be realized until at least the second half of 1997.

PRO FORMA STATEMENT OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 1996 - (UNAUDITED)

        The following table sets forth for the three-month period ended March 31, 1996: (a) historical combined statement of income data; (b) pro forma adjustments to reflect the Reorganization, the Offering, and certain other adjustments as if they had occurred on January 1, 1996; and (c) pro forma combined statement of income data.



                                                          THREE MONTHS ENDED MARCH 31, 1996
                                                          ---------------------------------

                                                HISTORICAL           PRO FORMA           PRO FORMA
                                                 COMBINED           ADJUSTMENTS          COMBINED
                                             ------------------  ------------------  ------------------
                                                                  (IN THOUSANDS)
Net revenues ............................        $  159,585                              $ 159,585
                                             ------------------                      ------------------
Gross profit ............................            52,861           4,162(i)              48,699
Selling, general and administrative expenses         39,411             750(ii)             38,661
                                             ------------------                      ------------------

Operating income ........................            13,450                                 10,038
Equity in earnings of affiliate .........               988                                    988
Interest expense, net ...................            (2,047)            320(iii)               (92)
                                             ------------------                      ------------------
                                                                      1,635(iv)

Income before income taxes ..............             12,391                                10,934
Provision for income taxes ..............                690          4,032(v)               4,722
                                             ------------------                      ------------------

Net income ..............................         $   11,701                              $  6,212
                                             ==================                      ==================

Pro forma earnings per share ............                                                 $ 0.29(vi)
                                                                                     ==================



(i) Royalties of $4.2 million payable to Gabrielle Studio pursuant to the License Agreement.
(ii) Decrease in aggregate compensation from $1.3 million to $0.5 million for two of the Company's executives pursuant to their employment agreements.
(iii) Reduction of $0.3 million, in amortization of deferred financing costs, which would have been written off in connection with repayment of outstanding indebtedness under the Company's credit agreement.
(iv) Reduction in interest costs of $1.6 million, assuming the application of up to $90.4 million (which amount represents the maximum amount outstanding during the period) of the proceeds from the Offering to reduce the actual outstanding indebtedness under the Company's credit agreement.
(v) Increase of $4.0 million for income tax expense based upon pro forma pre-tax income as if the Company had been subject to Federal and additional state income taxes.
(vi) Pro forma earnings per share have been calculated using 21,468,034 shares, which assumes the number of shares outstanding after the Offering were outstanding for the entire period.

COMPARISON OF THE THREE MONTHS ENDED MARCH 30, 1997 TO THE THREE MONTHS ENDED MARCH 31, 1996










                                                1996                           1997
                               ---------------------------------------- -------------------
                                 HISTORICAL           PRO FORMA            HISTORICAL
                               ----------------  ---------------------- -------------------
                                                  (Dollars in millions)

 Net revenues ............   $ 159.6     100.0%  $ 159.6     100.0%  $  158.8     100.0%

 Gross profit ............      52.9      33.1      48.7      30.5       45.0      28.4

 Selling, general and
 administrative expenses .      39.4      24.7      38.7      24.2       44.5      28.1

 Operating income ........      13.5      8.4       10.0       6.3        0.5       0.3

 Equity in earnings of
 affiliate ...............       1.0      0.6        1.0       0.6        0.7       0.5

 Net income ..............      11.7      7.3        6.2       3.9        0.8       0.5


        NET REVENUES were $158.8 million in the first quarter of 1997 compared to net revenues of $ 159.6 million recorded in the first quarter of 1996. This slight decrease was due primarily to a $2.8 million, or 13.7%, decrease in the DONNA KARAN NEW YORK-Registered Trademark-collections for women; a $2.5 million, or 2.7%, decrease in the DKNY-Registered Trademark-women's collections; and flat sales for the DKNY-Registered Trademark- men's collections. These decreases were somewhat offset by a $1.2 million, or 9.2%, increase in outlet stores and licensing; a $1.2 million, or 25.2%, increase in beauty products; and a $1.1 million, or 9.3%, increase in the DONNA KARAN NEW YORK-Registered Trademark- collections for men.

        The decrease in net revenue in the DONNA KARAN NEW YORK-Registered Trademark- collections for women resulted primarily from delayed shipments and canceled orders due to production difficulties, and from the reduction of the accessories business as it is refocused from a collection-coordinated line to a "main floor" line. The decrease in the DKNY-Registered Trademark- women's collections resulted primarily from a shift of certain spring shipments to the second quarter of 1997 compared to the same periods in

1996, a decreased focus in the jeanswear business due to the anticipated, but since terminated, DKNY-Registered Trademark- Jeanswear license agreement, as well as an increase in sales dilution mostly due to the difficult retail environment. The flat sales for the DKNY-Registered Trademark- men's collection resulted primarily from production delays, which resulted in certain sales being recognized in the second quarter of 1997 rather than the first quarter of this year. The increase in outlet store and licensing was due to an increase in the number of outlet stores compared to the year earlier period, somewhat offset by a decrease in comparable store sales. The increase in the beauty division was due to an increase in the women's signature fragrance, the new women's fragrance, CHAOS-TM-, and the home fragrance collection. The increase in DONNA KARAN NEW YORK-Registered Trademark-collections for men primarily resulted from international growth.

        GROSS PROFIT as a percentage of sales decreased to 28.4% in 1997 from 33.1% in 1996 (30.5% on a pro forma basis). Gross profit was impacted by certain planned margin reductions, primarily in the DKNY-Registered Trademark- women's, men's and accessories' collections, increased design and production costs, and the effect of the increased sales dilution earlier described. The decrease in the historical gross margin was additionally impacted by $4.6 million in royalty fees in 1997, which were paid in connection with the license agreement (the "Gabrielle License") between Donna Karan Studio and Gabrielle Studio, Inc., a corporation owned by two of the Company's stockholders and their affiliated trusts.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased to 28.1% of net revenues in the first quarter of 1997 from 24.7% of net revenues for the same period of 1996 (24.2% on a pro forma basis). The increase in selling, general and administrative expenses was attributable primarily to the increase in the Company's international sales force, the addition of eight new outlet stores, the increased amortization of shop-in-shops, as well as the continued investment in infrastructure to support future growth.

        OPERATING INCOME decreased to $482,000 in the first quarter of 1997 from $13.5 million in the same period in 1996. On a pro forma basis, operating income was $10.0 million in the first quarter of 1996.

        INTEREST (EXPENSE) INCOME, NET amounted to $280,000 of interest income in the first quarter of 1997, as compared to interest expense of $2.0 million in the first quarter of 1996. Due to the proceeds from the Offering, the Company was in an investing position for most of the first quarter of 1997, compared to a borrowing position in 1996.

        PROVISION FOR INCOME TAXES amounted to $688,000 in 1997, compared to $690,000 during the same period in 1996, when the Company was not subject to Federal and certain state income taxes. On a pro forma basis, income taxes were recorded as if the Company had been subject to Federal and additional state income taxes for the entire 1996 period.

        NET INCOME for the first quarter was $806,000 in 1997 and $11.7 million in 1996 ($6.2 million on a pro forma basis).

 LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal need for funds is to finance working capital (principally inventory and receivables), capital expenditures, and investments in the start up of new collections and the extension of existing collections. The Company uses cash flow from operations and borrowings under the credit facility described below.

        At March 30, 1997, the Company had working capital of $158.1 million, compared to working capital of $146.8 million at December 29, 1996. Changes in working capital included a decrease in cash of $40.3 million primarily related to operations, $8.8 million for income tax payments and $10.5 million paid to Designer Holdings Ltd. in connection with the termination of the DKNY-Registered Trademark- Jeans License; an increase in accounts receivable of $18.4 million, an increase in inventories of $1.2 million, and a decrease in accounts payable of $27.6 million, in each case, with the exception of amounts paid in connection with the termination of the DKNY-Registered Trademark- Jeans License, due to revenue growth and the effects of seasonality; a decrease of $5.4 million of deferred income taxes primarily related to the amounts paid to Designer Holdings Ltd.; and a decrease in accrued expenses of $6.5 million primarily due to the payment of income taxes described above.

        The Company has a $150.0 million, three-year revolving credit facility (the "Credit Facility"). The Company is currently negotiating an amendment to the Credit Facility which, among other things, is expected to increase the effective interest rate and eliminate the required 45-day clean down period. The Credit Facility is used for working capital needs and general corporate purposes.

        Capital expenditures, primarily for leasehold improvements, equipment, machinery, computers, office furniture, and outlet stores, were approximately $4.6 million and $4.1 million for the quarters ended March 30, 1997 and March 31, 1996, respectively. As of May 1, 1997, the Company had committed to additional capital expenditures during 1997 of approximately $3.2 million.

        The Company anticipates that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flow from operations and borrowings under the Credit Facility.

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

PART II. OTHER INFORMATION

Item 1.  Legal Procedings

              On April 21, 1997, the Company, Donna Karan, Stephen Weiss, and Stephen L. Ruzow, directors and officers of the Company, and Joseph B. Parsons, an officer of the Company, were named as defendants in an action filed in the United States District Court for the Eastern District of New York. The action, which seeks unspecified damages, purports to be a class action on behalf of all purchasers of Common Stock during the period from September 30, 1996 through March 5, 1997. The complaint alleges that the Company and the other defendants violated certain provisions of the Securities Exchange Act of 1934, as amended, and the rules thereunder by disseminating a press release and filing with the Securities and Exchange Commission documents allegedly containing materially false and misleading statements relating to the Jeans License. The Company and the other defendants have not yet filed their answers but plan to deny liability and to defend the action vigorously. Based on the information available to date, management does not believe that the outcome of this action will have a material adverse effect on the results of operatons and financial condition of the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended March 30, 1997.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       DONNA KARAN INTERNATIONAL INC.
                                                 (Registrant)


Date: May 14, 1997                     By: /s/ Stephen L. Ruzow
                                          ----------------------------
                                       Stephen L. Ruzow, President &
                                       Chief Operating Officer


Date: May 14, 1997
                                       By: /s/ Joseph B. Parsons
                                          ----------------------------
                                       Joseph B. Parsons, Executive Vice
                                       President & Chief Financial Officer