Form 10-Q
period 1997-06-29
DONNA KARAN INTERNATIONAL INC
filed 1997-08-13
CIK 1012369

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                              ----------------------------

                                      FORM 10-Q

                              ----------------------------

  /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1997

                                          OR

 / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-11805

                           -------------------------------


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

                                    (212) 789-1500
                 (Registrant's telephone number including area code)

                                    Not Applicable
                       (Former name, former address and former
                      fiscal year, if changed since last report)

                  -------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.       YES /x/      NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

        Class                                Outstanding as of August 6, 1997
-----------------------------              ------------------------------------
Common Stock, par value $.01                          21,447,764


*Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.

                             DONNA KARAN INTERNATIONAL INC.
                                  INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

                                                                          Page
                                                                          ----

    Statements of operations for the three months and six months ended
         June 30, 1996 and June 29, 1997, respectively....................    3

    Balance sheets as of December 29, 1996 and June 29, 1997..............    4

    Statements of cash flows for the six months ended
         June 30, 1996 and June 29, 1997, respectively....................    5

    Notes to Financial Statements.........................................    6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   10


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings...............................................    16


Item 4.  Submission of Matters to a Vote of Security Holders.............    16


Item 5.  Other Matters...................................................    17


Item 6.  Exhibits and Reports on Form 8-K................................    17

                           DONNA KARAN INTERNATIONAL INC.

                              STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                               Three Months Ended           Six Months Ended
                                                           --------------------------  --------------------------
                                                             JUNE 30,      JUNE 29,      JUNE 30,      JUNE 29,
                                                               1996          1997          1996          1997
                                                           ------------  ------------  ------------  ------------
                                                                  (In thousands, except per share amounts)
Net revenues.............................................  $    117,641       111,045  $    277,226  $    269,821
Cost of sales............................................        80,496        88,434       187,220       202,172
                                                           ------------  ------------  ------------  ------------
Gross profit.............................................        37,145        22,611        90,006        67,649
Selling, general and administrative expenses.............        38,032        47,788        77,443        92,344
Restructuring charges....................................            --         1,571            --         1,571
                                                           ------------  ------------  ------------  ------------
Operating income (loss)..................................          (887)      (26,748)       12,563       (26,266)
Other income (expense):
  Equity in earnings (losses) of affiliates..............           621           (23)        1,609           709
  Interest expense, net..................................        (2,249)         (419)       (4,296)         (139)
  Interest expense on distribution notes.................        (1,882)           --        (1,882)           --
                                                           ------------  ------------  ------------  ------------
Income (loss) before income taxes........................        (4,397)      (27,190)        7,994       (25,696)
Provision (benefit) for income taxes.....................          (245)      (12,508)          445       (11,820)
                                                           ------------  ------------  ------------  ------------
Net income (loss)........................................  $     (4,152) $    (14,682) $      7,549  $    (13,876)
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

Pro forma


Historical income (loss) before income taxes.............  $     (4,397)                      7,994
Pro forma adjustments other than income taxes............         1,706                         249
                                                           ------------                ------------
Pro forma income (loss) before income taxes..............        (2,691)                      8,243
Pro forma provision (benefit) for income taxes...........        (1,144)                      3,578
                                                           ------------                ------------
Pro forma net income (loss)..............................  $     (1,547)               $      4,665
                                                           ------------                ------------
                                                           ------------                ------------

Per share data (pro forma for 1996)


Net income (loss) per share..............................  $      (0.17) $      (0.68) $       0.15  $      (0.64)
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Weighted average common shares outstanding...............    16,017,032    21,447,764    16,017,032    21,447,764
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------


                                       See Notes to Financial Statements

                               DONNA KARAN INTERNATIONAL INC.

                                     BALANCE SHEETS


                                                                     DECEMBER 29,    JUNE 29,
                                                                        1996          1997
                                                                    -------------  -----------
                                                                      (Audited)    (Unaudited)
                                                                          (In thousands)
ASSETS


Current assets:
   Cash and cash equivalents......................................       $40,550    $   3,294
   Accounts receivable, net of allowances of $26,757
      at December 29, 1996 and
      $29,062 at June 29,1997.....................................        73,770       45,242
   Inventories....................................................       100,680      126,711
   Deferred income taxes..........................................        25,207       26,159
   Prepaid expenses and other current assets......................        14,466       23,710
                                                                    -------------  -----------
      Total current assets........................................       254,673      225,116
Property and equipment, at cost-net...............................        32,402       36,354
Deferred income taxes.............................................         6,106        6,475
Deposits and other noncurrent assets..............................        18,514       19,545
                                                                    -------------  -----------
                                                                        $311,695    $ 287,490
                                                                    -------------  -----------
                                                                    -------------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable...............................................       $73,394    $  41,986
   Accrued expenses and other current liabilities.................        34,192       28,847
   Current portion of long-term debt..............................           282          177
                                                                    -------------  -----------
      Total current liabilities...................................       107,868       71,010
Long-term debt....................................................            36       26,550
Stockholders' equity:
   Common stock, $0.01 par value, 35,000,000 shares
      authorized, 21,468,034 shares issued, 21,447,764
      shares outstanding..........................................           215          215
   Common stock class A, $0.01 par value,18 shares
      authorized, issued and outstanding..........................            --           --
   Common stock class B, $0.01 par value, 2 shares
      authorized, issued and outstanding..........................            --           --
   Preferred stock, $0.01 par value, 1,000,000 shares
      authorized, no shares issued and outstanding................            --           --
   Additional paid in capital.....................................       186,899      186,899
   Retained earnings..............................................        17,487        3,611
   Cumulative translation adjustment..............................          (331)        (316)
                                                                    -------------  -----------
                                                                         204,270      190,409
   Less treasury stock, at cost (20,270 shares)...................          (479)        (479)
                                                                    -------------  -----------
   Total stockholders' equity.....................................       203,791      189,930
                                                                    -------------  -----------
                                                                        $311,695    $ 287,490
                                                                    -------------  -----------
                                                                    -------------  -----------

                                     See Notes to Financial Statements

                                DONNA KARAN INTERNATIONAL INC.

                                  STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                                               Six Months Ended
                                                                            ---------------------
                                                                             June 30,    June 29,
                                                                              1996        1997
                                                                            ---------  ----------
                                                                                 (In thousands)
Operating activities
Net income (loss).........................................................  $   7,549  $  (13,876)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
   Depreciation and amortization..........................................      4,015       5,866
   Provision for bad debts................................................        249         411
   Equity in earnings of affiliate........................................     (1,609)       (709)
   Deferred taxes.........................................................         --      (1,321)
   Changes in operating assets and liabilities:
    Decrease in accounts receivable.......................................      6,525      28,117
    Increase in inventories...............................................     (6,787)    (26,016)
    Increase in prepaid expenses and other current assets.................     (6,197)     (9,244)
     Increase in deposits and other noncurrent assets.....................       (998)     (2,611)
     Increase (decrease) in accounts payable, accrued
       expenses, and other current liabilities............................      1,316     (36,753)
                                                                            ---------  ----------
Net cash provided by (used in) operating activities.......................      4,063     (56,136)
                                                                            ---------  ----------
Investing activities
Purchase of property and equipment........................................     (6,761)     (7,529)
                                                                            ---------  ----------
Net cash used in investing activities.....................................     (6,761)     (7,529)
                                                                            ---------  ----------
Financing activities
Net increase in borrowing under revolving credit facility.................     22,554      26,547
Payments under capital lease..............................................       (127)       (138)
Repayments of long-term debt..............................................     (3,750)         --
Distributions to partners.................................................    (25,394)         --
                                                                            ---------  ----------
Net cash (used in) provided by financing activities.......................     (6,717)     26,409
                                                                            ---------  ----------
Decrease in cash..........................................................     (9,415)    (37,256)
Cash at beginning of period...............................................     12,153      40,550
                                                                            ---------  ----------
Cash at end of period.....................................................  $   2,738  $    3,294
                                                                            ---------  ----------
                                                                            ---------  ----------
Supplemental cash flow information
Interest paid.............................................................  $   3,667  $      389
                                                                            ---------  ----------
                                                                            ---------  ----------
Taxes paid................................................................  $     434  $    9,035
                                                                            ---------  ----------
                                                                            ---------  ----------

                                      See Notes to Financial Statements

                                       DONNA KARAN INTERNATIONAL INC.

                                       NOTES TO FINANCIAL STATEMENTS
                                              June 29, 1997
                                               (Unaudited)


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

    In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. On a quarter to quarter basis, the Company's operations may vary as a result of, among other things, production and shipping schedules, the introduction of new products, and variation in the timing of certain holidays from year to year. The results of operations for the three-month and six-month periods ended June 30, 1996 and June 29, 1997 are not necessarily indicative of the operating results to be expected for a full year.

2.  Basis of Presentation

    Donna Karan International Inc. ("DKI") was incorporated in Delaware in April 1996. In connection with DKI's initial public offering of stock (the "Offering") on July 3, 1996, the former principals of the predecessor group of companies and certain of their affiliates simultaneously contributed to DKI all of the outstanding stock and partnership interests in the entities that comprised the predecessor group of companies, in exchange for common stock (the "Reorganization"). The accompanying financial statements include the results of operations for the period from January 1, 1996 to June 30, 1996 of The Donna Karan Company, Donna Karan Studio, The Donna Karan Company Store G.P., DK Footwear Partners, Takihyo Fashion Company, L.P., Takihyo Design Company, L.P., TFT Store Company, L.P., TFT Shoe Company, L.P., TFT Japan Company, L.P., and DSTF Japan Company, which are affiliated general and limited partnerships; Gabby Apparel, Inc., Tolara Tetragon Inc., Full Requirements Merchandising, Inc., The Donna Karan Store Corporation, Tomio Tangents, Inc., Formal Reserve Management, Inc., DK Shoe Corp., Tangents Two, Inc., First Run Management, Inc., Gabrielle Japan, Inc., TT DK Japan, Inc., and FM DK Japan, Inc., which are affiliated United States corporations; Donna Karan Canada Inc., Donna Karan (H.K.) Limited, Donna Karan Italy, S.R.L., and Donna Karan Italy Shoe Company, S.R.L., which are foreign corporations (together, the " Predecessor Company").

    For the period from December 30, 1996 through June 29, 1997, the accompanying financial statements include the results of operations of Donna Karan International Inc., as well as all entities that were included in the Predecessor Company, except for Takihyo Fashion Company, L.P., Takhiyo Design Company, L.P., TFT Store Company, L.P., TFT Shoe Company, L.P. and TFT Japan Company, L.P., all of which were dissolved in connection with the Reorganization (the "Company"). All companies other than The Donna Karan Company, Donna Karan Studio, The Donna Karan Company Store, G.P., DK Footwear Partners, Donna Karan Canada Inc., Donna Karan (H.K.) Limited, Donna Karan Italy, S.R.L., Donna Karan Italy Shoe Company, S.R.L., and Donna Karan Japan are intermediate United States holding companies.

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

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is effective for both interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the three-month and six-month periods ended June 30, 1996 and June 29, 1997 is not expected to be material.

                          DONNA KARAN INTERNATIONAL INC.

3.  Restructure and other charges

    During the three-month period ended June 29, 1997, the Company implemented a multi-step plan aimed at containing costs and restructuring certain of its operations. In connection with this plan, the Company recorded a pre-tax restructuring charge of $1.6 million, relating primarily to severance costs and other related benefits. In addition, the Company recorded several other pre-tax charges in this three-month period aggregating $3.6 million. These charges, which are included in selling, general and administrative expenses, relate to additional severance costs, a provision for the estimated economic impairment of Donna Karan New York -Registered Trademark- Accessories inventory and receivables not qualifying as a restructuring charge as a result of the Company's decision to reduce operations to a level to meet existing commitments, as well as certain other charges recorded during the cost containment process.

4.  Distribution Notes

    On April 16, 1996, the Company issued to its former principals and certain of their affiliates distribution notes totaling $114,484,000, which represented an estimate of the cumulative undistributed taxable income (on which taxes previously had been paid) of the Predecessor Company since its inception through the anticipated closing date of the Offering. The notes bore interest at a rate of 8% per annum, and were repaid with the proceeds from the Offering (see Note 5).

5.  Initial Public Offering

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

6.  Pro Forma Adjustments

    The pro forma financial information on the income statement presents the effects on the historical financial statements of certain transactions as if they had occurred on January 1, 1996. The impact of these adjustments for the three-and six-month periods ended June 30, 1996 are: (i) increased royalty expense of $3.1 million and $7.2 million for the three-month and six-month periods ended June 30, 1996, respectively, to be paid to a corporation owned by two of the Company's stockholders and their affiliated trusts pursuant to a license agreement, (ii) reduced levels of compensation of $0.8 million and $1.5 million for the three-month and six-month periods ended June 30, 1996, respectively, for two of the Company's executives pursuant to their employment agreements, (iii) reduction in interest costs of $1.8 and $3.5 million for the three-month and six-month periods ended June 30, 1996, respectively, assuming the application of the proceeds from the Offering to reduce the actual outstanding indebtedness under the Company's credit agreement, (iv) reduction in interest expense on distribution notes of $1.9 million for both the three-month and six-month periods ended June 30, 1996, assuming the distribution notes would not have been outstanding during these periods, (v) reduction in amortization of deferred financing costs of $0.3 million and $0.6 million for the three-month and six-month periods ended June 30, 1996, respectively, which would have been written off in connection with repayment of outstanding indebtedness under the Company's credit agreement, and (vi) increase in income taxes of ($0.9) million and $3.1 million for the three-month and six-month periods ended June 30, 1996, respectively, as if the Company had been subject to Federal and additional state income taxes for the entire period.

7.  Pro Forma Per Share Information

    Pro forma net income (loss) per share for the three months and six months ended June 30, 1996 is based upon (a) 10,612,934 shares of common stock outstanding during the period, (b) the number of shares of common stock (5,298,998) sold by the Company, at an offering price of $24.00 per share ($21.96, net of expenses), the proceeds of which would be necessary to pay approximately $116.4 million to the former principals of the Company and certain of their affiliates in satisfaction of the

                          DONNA KARAN INTERNATIONAL INC.

distribution notes previously issued (includes accrued interest thereon), representing cumulative undistributed taxable income on which taxes previously have been paid, and (c) 105,100 shares of common stock which the Company awarded to certain employees pursuant to the Company's stock incentive plan. Per share information for the three-months ended June 29, 1997 is based upon 21,447,764 shares outstanding subsequent to the Offering. The net loss used in the calculation of pro forma per share information for the three months ended June 30,1996 excludes the reduction of interest costs of $1.8 million and the reduction in amortization of deferred financing costs of $0.3 million and the related tax effect of $0.9 million. The net income used in the calculation of pro forma per share information for the six months ended June 30, 1996 excludes the reduction of interest costs of $3.4 million and the reduction in amortization of deferred financing costs of $0.6 million and the related tax effect of $1.7 million.


   Supplementary pro forma earnings (loss) per share for the three months and six months ended June 30, 1996 were ($0.08) and $0.24, respectively. Supplementary pro forma per share information is based upon 10,612,934 shares of common stock outstanding during the period increased by (a) the sale of 5,298,998 shares of common stock at an offering price of $24.00 per share ($21.96, net of expenses), the proceeds of which would be necessary to pay approximately $116.4 million in satisfaction of the distribution notes, (b) the sale of 3,279,827 shares of common stock, at an offering price of $24.00 per share, ($21.96, net of expenses), the proceeds of which would be necessary to repay approximately $72.0 million to the Company's lenders for the term loans under the Company's credit facility and to reduce the amount outstanding under the Company's revolving line of credit, and (c) 105,100 shares of common stock which the Company awarded to certain employees pursuant to the Company's stock incentive plan.

8. Inventories

   Inventories consist of the following (in thousands):






                                                  December 29,       June 29,
                                                     1996              1997
                                                 --------------     -----------
  Raw materials.................................   $  16,780        $  17,640
  Work in process...............................      11,030           10,792
  Finished goods................................      72,870           98,279
                                                 --------------     -----------
                                                   $ 100,680        $ 126,711
                                                 --------------     -----------
                                                 --------------     -----------



9. Accrued Expenses and Other Current Liabilities

   Accrued expenses and other current liabilities are comprised of the following (in thousands):



                                                  December 29,       June 29,
                                                     1996              1997
                                                 --------------     -----------
  Accrued operating expenses....................  $  12,779           $ 10,429
  Accrued income taxes..........................      8,010                 --
  Accrued compensation..........................      6,260              8,654
  Accrued royalties.............................      5,133              4,478
  Accrued restructure and other charges.........         --              3,351
  Accrued taxes other than income taxes.........        948                499
  Other.........................................      1,062              1,436
                                                 --------------     -----------
                                                  $  34,192           $ 28,847
                                                 --------------     -----------
                                                 --------------     -----------

                        DONNA KARAN INTERNATIONAL INC.

10. Pro Forma Income Taxes

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

   Income tax expense for the three-month and six-month periods ended June 29, 1997 includes a benefit for Federal, state and local taxes of approximately $12.5 million and $11.8 million, respectively, at an effective
rate of approximately 46%.   Pro forma income tax expense for the three-month
period ended June 30, 1996 includes a benefit for Federal, state, and local taxes of approximately $1.1 million at an effective rate of approximately 43%. Pro forma income tax expense for the six-month period ended June 30, 1996 includes a provision for Federal, state and local taxes of approximately $3.6 million at an effective rate of approximately 43%.

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

     The following discussion provides information and analysis of the Company's results of operations for the three months and six months ended June 30, 1996 and June 29, 1997. The Company utilizes a 52- or 53-week fiscal year ending on the Sunday nearest December 31. Accordingly, the second quarters and first half of 1996 and 1997 ended June 30, 1996 and June 29, 1997, respectively. The second quarters in 1996 and 1997 contained 13 weeks and the first half years in 1996 and 1997 contained 26 weeks. As used in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Donna Karan New York-Registered Trademark- collections and the DKNY-Registered Trademark- collections each include apparel, accessories, and shoes.

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

     As previously disclosed, the Company currently is exploring possible strategic alternatives for the Beauty Division, including a joint venture, license, and/or possible sale of the business. Currently, it is anticipated that the Company will make an announcement regarding the transaction during the third quarter of 1997.

     In the second quarter of 1997, the Company implemented a multi-step plan aimed at containing costs and restructuring certain of its operations. In connection with this plan, the Company recorded a pre-tax restructuring charge of $1.6 million, relating primarily to severance costs and other related benefits. In addition, the Company recorded several other pre-tax charges in the second quarter of 1997 aggregating $3.6 million. These charges relate to additional severance costs, a provision for the estimated economic impairment of Donna Karan New York-Registered Trademark- Accessories inventory and receivables not qualifying as a restructuring charge as a result of the Company's decision to reduce operations to a level to meet existing commitments, as well as certain other charges recorded during the cost containment process.

             Pro forma statement of income for the three months ended
                         June 30, 1996 -- (Unaudited)


     The following table sets forth for the three-month period ended June 30, 1996: (a) historical combined statement of income data; (b) pro forma adjustments to reflect the Reorganization, the Offering, and certain other adjustments as if they had occurred on January 1, 1996; and (c) pro forma combined statement of income data.


                                                                               Three Months Ended June 30, 1996
                                                                            ---------------------------------------
                                                                            Historical    Pro Forma     Pro Forma
                                                                             Combined    Adjustments    Combined
                                                                            -----------  -----------  -------------
                                                                                (In thousands, except per share
                                                                                           amounts)
Net revenues..............................................................   $ 117,641                 $   117,641
                                                                            -----------               -------------------
Gross profit..............................................................      37,145      3,086(i)        34,059
Selling, general and administrative expenses..............................      38,032       750(ii)        37,282
                                                                            -----------               -------------------

Operating loss............................................................        (887)                     (3,223)
Equity in earnings of affiliate...........................................         621                         621
Interest expense, net.....................................................      (2,249)     320(iii)           (89)
                                                                                           1,840(iv)
Interest expense on distribution notes....................................      (1,882)     1,882(v)            --
                                                                            -----------               -------------------
Loss before income taxes..................................................      (4,397)                     (2,691)
Benefit for income taxes..................................................        (245)     (899)(vi)       (1,144)
                                                                            -----------               -------------------
Net loss                                                                     $  (4,152)                $    (1,547)
                                                                            -----------               -------------------
                                                                            -----------               -------------------
Pro forma net loss per share..............................................                             $(0.17)(vii)(viii)
                                                                                                      -------------------
                                                                                                      -------------------

(i) Royalties of $3.1 million payable to Gabrielle Studio pursuant to the License Agreement.
(ii) Decrease in aggregate compensation of $0.8 million for two of the Company's executives pursuant to their employment agreements.
(iii) Reduction of $0.3 million, in amortization of deferred financing costs, which would have been written off in connection with repayment of outstanding indebtedness under the Company's credit agreement.
(iv) Reduction in interest costs of $1.8 million, assuming the application of up to $83.5 million (which amount represents the maximum amount outstanding during the period) of the proceeds from the Offering to reduce the actual outstanding indebtedness under the Company's credit agreement.
(v) Reduction in interest expense on distribution notes of $1.9 million, assuming the distribution notes would not have been outstanding during the period.
(vi) Increase of $0.9 million for income tax benefit based upon pro forma pre-tax loss as if the Company had been subject to Federal and additional state income taxes.
(vii) Pro forma net loss per share is based upon (a) 10,612,934 shares of common stock outstanding during the period, (b) the number of shares of common stock (5,298,998) sold by the Company, at an offering price of $24.00 per share ($21.96, net of expenses), the proceeds of which would be necessary to pay approximately $116.4 million to the former principals of the Company and certain of their affiliates in satisfaction of the distribution notes previously issued (includes accrued interest thereon), representing cumulative undistributed taxable income on which taxes previously have been paid, and (c) 105,100 shares of common stock which the Company awarded to certain employees pursuant to the Company's stock incentive plan. The net loss used in the calculation of pro forma per share information excludes the reduction of interest costs of $1.8 million and the reduction in amortization of deferred financing costs of $0.3 million and the related tax effect of $0.9 million.
(viii) Loss per share would have been ($0.07) if calculated using 21,447,764 shares, which assumes the number of shares outstanding after the Offering were outstanding for the entire period.

  Comparison of the three months ended June 29, 1997 to the three months ended
                                 June 30, 1996


                                                                                              1996
                                                                       --------------------------------------------------
                                                                              Historical                Pro Forma
                                                                       ------------------------  ------------------------

                                                                                     (Dollars in Millions)
Net revenues.........................................................   $   117.6        100.0%   $   117.6        100.0%
Gross profit.........................................................        37.1         31.5         34.1         29.0
Selling, general and administrative expenses.........................        38.0         32.3         37.3         31.7
Restructuring charges................................................         --           --           --           --
Operating loss.......................................................        (0.9)        (0.8)        (3.2)        (2.7)
Equity in earnings of affiliate......................................         0.6          0.5          0.6          0.5
Net loss.............................................................        (4.2)        (3.6)        (1.5)        (1.3)

                                                                                 1997
                                                                       ------------------------
                                                                              HISTORICAL
                                                                       ------------------------

Net revenues.........................................................   $   111.0        100.0%
Gross profit.........................................................        22.6         20.4
Selling, general and administrative expenses.........................        47.8         43.0
Restructuring charges................................................         1.6          1.4
Operating loss.......................................................       (26.7)       (24.1)
Equity in earnings of affiliate......................................         --           --
Net loss.............................................................       (14.7)       (13.2)




    Net revenues were $111.0 million for the three months ended June 29, 1997 compared to net revenues of $117.6 million for the three months ended June 30, 1996. This decrease was due primarily to a $4.6 million, or 7.4%, decrease in DKNY-Registered Trademark- women's collections, a $3.5 million, or 31.8%, decrease in the Donna Karan New York -Registered Trademark- collections for men, and a $1.4 million, or 19.1%, decrease in beauty products. These decreases were somewhat offset by a $2.1 million, or 13.0%, increase in outlet stores and licensing and a $1.7 million, or 18.5%, increase in the Donna Karan New York-Registered Trademark- collections for women.

    The decrease in net revenue in both the DKNY-Registered Trademark- women's collections and the Donna Karan New York-Registered Trademark- collections for men resulted from poor sales of the Spring season collections at retail resulting in increased sales dilution. The decrease in net revenue in beauty products was primarily related to decreased domestic sales, somewhat offset by increased international sales. The increase in net revenue in the Donna Karan New York -Registered Trademark- collections for women resulted primarily from a timing difference with certain spring season shipments being delayed until the second quarter. The increase in outlet store and licensing was due to an increase in the number of outlet stores compared to the year earlier period, somewhat offset by a decrease in comparable store sales.

    Gross profit as a percentage of sales decreased to 20.4% in 1997 from 31.5% in 1996 (29.0% on a pro forma basis). Gross profit was primarily impacted by the effect of the increased sales dilution earlier described, primarily in the DKNY women's collection, as well as increased product development costs. The decrease in the historical gross margin was additionally impacted by $3.4 million in royalty fees in 1997, which were expensed in connection with the license agreement (the "Gabrielle License") between Donna Karan Studio and Gabrielle Studio, Inc., a corporation owned by two of the Company's stockholders and their affiliated trusts.

    Selling, general and administrative expenses increased to 43.0% of net revenues in the second quarter of 1997 from 32.3% of net revenues for the same period of 1996 (31.7% on a pro forma basis). The increase in selling, general and administrative expenses was attributable primarily to the continued investment in infrastructure, especially in the Company's new businesses, planned increased Beauty expenses, the addition of ten new outlet stores compared to the second quarter of 1996, and the increased amortization of shop-in-shops. In addition, selling, general and administrative expense included several other charges in the second quarter of 1997 totaling $3.6 million, related primarily to severance costs, provisions for the estimated economic impairment of Donna Karan New York -Registered Trademark-Accessories inventory and accounts receivable, as well as certain other charges identified during the cost containment process. Excluding these charges, selling, general and administrative expenses would have been 39.8% of net revenues in the second quarter of 1997.

    Restructuring charges amounted to $1.6 million in the second quarter of 1997 and primarily related to severance costs and other related benefits in connection with the Company's program aimed at containing costs and restructuring certain of its operations.

    Operating loss increased to $26.7 million in the second quarter of 1997 from $0.9 million in the same period in 1996. On a pro forma basis, operating loss was $3.2 million in the second quarter of 1996.

    Interest expense, net amounted to $0.4 million in the second quarter of 1997, as compared to $2.2 million in the second quarter of 1996. Primarily due to the receipt of the proceeds from the Offering, the Company had less amounts outstanding under its revolving credit facility in 1997 compared to 1996.

    Benefit for income taxes amounted to $12.5 million in 1997, compared to $0.2 million during the same period in 1996, when the Company was not subject to Federal and certain state income taxes. On a pro forma basis, income taxes were recorded as if the Company had been subject to Federal and additional state income taxes for the entire 1996 period.

    Net loss for the second quarter was $14.7 million in 1997 and $4.2 million in 1996 ($1.5 million on a pro forma basis).

        Pro forma statement of income for the six months ended June 30,
                               1996--(Unaudited)

    The following table sets forth for the six-month period ended June 30, 1996:
(a) historical combined statement of income data; (b) pro forma adjustments to reflect the Reorganization, the Offering, and certain other adjustments as if they had occurred on January 1, 1996; and (c) pro forma combined statement of income data.

                                                                                 Six Months Ended June 30, 1996
                                                                              ------------------------------------------
                                                                              Historical    Pro Forma       Pro Forma
                                                                               Combined    Adjustments      Combined
                                                                              -----------  -----------  ----------------
                                                                               (In thousands, except per share amounts)
Net revenues................................................................   $ 277,226                 $      277,226
                                                                              -----------               ----------------
Gross profit................................................................      90,006      7,248(i)           82,758
Selling, general and administrative expenses................................      77,443     1,500(ii)           75,943
                                                                              -----------               ----------------
Operating income............................................................      12,563                          6,815
Equity in earnings of affiliate.............................................       1,609                          1,609
Interest expense, net.......................................................      (4,296)     640(iii)             (181)
                                                                                             3,475(iv)
Interest expense on distribution notes......................................      (1,882)     1,882(v)               --
                                                                              -----------               ----------------
Income before income taxes..................................................       7,994                          8,243
Provision for income taxes..................................................         445     3,133(vi)            3,578
                                                                              -----------               ----------------
Net income..................................................................   $   7,549                 $        4,665
                                                                              -----------               ----------------
                                                                              -----------               ----------------
Pro forma earnings per share................................................                             $0.15(vii)(viii)
                                                                                                        ----------------
                                                                                                        ----------------

(i) Royalties of $7.2 million payable to Gabrielle Studio pursuant to the License Agreement.
(ii) Decrease in aggregate compensation of $1.5 million for two of the Company's executives pursuant to their employment agreements.
(iii) Reduction of $0.6 million, in amortization of deferred financing costs, which would have been written off in connection with repayment of outstanding indebtedness under the Company's credit agreement.
(iv) Reduction in interest costs of $3.5 million, assuming the application of up to $83.5 million (which amount represents the maximum amount outstanding during the period) of the proceeds from the Offering to reduce the actual outstanding indebtedness under the Company's credit agreement.
(v) Reduction in interest expense on distribution notes of $1.9 million, assuming the distribution notes would not have been outstanding during the period.
(vi) Increase of $3.1 million for income taxes based upon pro forma pre-tax income as if the Company had been subject to Federal and additional state income taxes.
(vii) Pro forma earnings per share is based upon (a) 10,612,934 shares of common stock outstanding during the period, (b) the number of shares of common stock (5,298,998) sold by the Company, at an offering price of $24.00 per share ($21.96, net of expenses), the proceeds of which would be necessary to pay approximately $116.4 million to the former principals of the Company and certain of their affiliates in satisfaction of the distribution notes previously issued (includes accrued interest thereon), representing cumulative undistributed taxable income on which taxes previously have been paid, and (c) 105,100 shares of common stock which the Company awarded to certain employees pursuant to the Company's stock incentive plan. The net income used in the calculation of pro forma per share information excludes the reduction of interest costs of $3.4 million and the reduction in amortization of deferred financing costs of $0.6 million and the related tax effect of $1.7 million.
(viii) Earnings per share would have been $0.22 if calculated using 21,447,764 shares, which assumes the number of shares outstanding after the Offering were outstanding for the entire period.

    Comparison of the six months ended June 29, 1997 to the six months ended
                                June 30, 1996



                                                                                              1996
                                                                       --------------------------------------------------
                                                                              Historical                Pro Forma
                                                                       ------------------------  ------------------------

                                                                                        (Dollars in millions)
Net revenues.........................................................   $   277.2        100.0%   $   277.2        100.0%
Gross profit.........................................................        90.0         32.5         82.8         29.9
Selling, general and administrative expenses.........................        77.4         27.9         75.9         27.4
Restructuring charges................................................         --           --           --           --
Operating income (loss)..............................................        12.6          4.5          6.8          2.5
Equity in earnings of affiliate......................................         1.6          0.6          1.6          0.6
Net income (loss)....................................................         7.5          2.7          4.7          1.7

                                                                                 1997
                                                                       ------------------------
                                                                              Historical
                                                                       ------------------------

Net revenues.........................................................   $   269.8        100.0%
Gross profit.........................................................        67.6         25.1
Selling, general and administrative expenses.........................        92.3         34.2
Restructuring charges................................................         1.6          0.6
Operating income (loss)..............................................       (26.3)        (9.7)
Equity in earnings of affiliate......................................         0.7          0.3
Net income (loss)....................................................       (13.9)        (5.1)


    Net revenues were $269.8 million in the six months ended June 29, 1997, a decrease of 2.7% from the net revenues of $277.2 million recorded in the six months ended June 30, 1996. This decrease was due primarily to a $7.1 million, or 4.6%, decrease in DKNY-Registered Trademark- women's collections, and a $2.4 million, or 10.8%, decrease in the Donna Karan New York -Registered Trademark-collections for men. These decreases were somewhat offset by a $3.3 million, or 11.3%, increase in outlet stores and licensing.

  The decrease in net revenue in both the DKNY-Registered Trademark- women's collections and the Donna Karan New York-Registered Trademark-collections for men resulted from poor sales of the Spring season collections at retail resulting in increased sales dilution. The increase in outlet store and licensing was due to an increase in the number of outlet stores compared to the year earlier period, somewhat offset by a decrease in comparable store sales.

  Gross profit as a percentage of sales decreased to 25.1% in 1997 from 32.5% in 1996 (29.9% on a pro forma basis). Gross profit was primarily impacted by the increased sales dilution earlier described, primarily in the DKNY-Registered Trademark- women's collections, as well as increased product development costs. The decrease in the historical gross profit was additionally impacted by $7.9 million in royalty fees in 1997, which were expensed in connection with the Gabrielle License.

  Selling, general and administrative expenses increased to 34.2% of net revenues in the first six months of 1997 from 27.9% of net revenues for the same period of 1996 (27.4% on a pro forma basis). The increase in selling, general and administrative expenses was attributable primarily to continued investment in infrastructure, especially in the Company's new businesses, planned increased beauty expenses, the addition of ten new outlet stores compared to 1996, the increased amortization of shop-in-shops and the timing of certain media and advertising expenditures. In addition, selling, general and administrative expenses included several other charges in the second quarter of 1997 totaling $3.6 million, related primarily to severance costs, provisions for the estimated economic impairment of Donna Karan New York -Registered Trademark- accessories inventory and accounts receivable, as well as certain other charges identified during the cost containment process. Excluding these charges, selling, general and administrative expenses would have been 32.9% of net revenues in the first six months of 1997.

  Restructuring charges amounted to $1.6 million in 1997 and primarily related to severance costs and other related benefits in connection with the Company's program aimed at containing costs and restructuring certain of its operations.

  Operating income (loss) decreased from operating income of $12.6 million in 1996 ( $6.8 million on a pro forma basis) to an operating loss of $26.3 million in 1997.

  Interest expense, net amounted to $0.1 million in 1997, compared to $4.3 million during the same period in 1996. Primarily due to the receipt of the proceeds from the Offering and, to a lesser extent, the advance payments from the DKNY-Registered Trademark- Jeans License which was terminated in the first quarter, the Company was in an investing position for most of the first quarter of 1997, and generally had less amounts outstanding under its revolving credit facility than during the similar periods of 1996.

  Provision (benefit) for income taxes amounted to $11.8 million benefit for the six month period ended June 29, 1997 compared to a provision of $0.4 million for the six month period ended June 30, 1996 when the Company was not subject to Federal and certain state income taxes. On a pro forma basis, income taxes were recorded as if the Company had been subject to Federal and additional state income taxes for the entire 1996 period.


  Net income (loss) was a loss of $13.9 million for the six month period ended June 29, 1997 compared to net income of $7.5 million for the six month period ended June 30, 1996 (net income of $4.7 million on a pro forma basis).

LIQUIDITY AND CAPITAL RESOURCES


     The Company's principal need for funds is to finance working capital (principally inventory and receivables), capital expenditures, and investments in the start up of new collections and the extension of existing collections. The Company uses cash flow from operations and borrowings under the credit facility described below.

     At June 29, 1997, the Company had working capital of $154.1 million, compared to working capital of $146.8 million at December 29, 1996. Changes in working capital include: a decrease in cash of $37.2 million primarily related to operations, $9.0 million for income tax payments, $10.5 million paid to Designer Holdings Ltd. in connection with the termination of the DKNY-Registered Trademark- Jeans License, $7.5 million for the purchase of property and equipment, all offset by $26.5 million of increased borrowings under revolving credit facility; a decrease in accounts receivable of $28.5 million, an increase in inventories of $26.0 million, and a decrease in accounts payable of $31.4 million, in each case, with the exception of amounts paid in connection with the termination of the DKNY-Registered Trademark- Jeans License, due to revenue growth and the effects of seasonality; an increase of $1.0 million of deferred income taxes primarily related to reserves for restructure and other charges and certain state net operating loss carry forwards, partially offset by amounts paid to Designer Holdings Ltd.; an increase in prepaid expenses and other current assets of $9.3 million, primarily for income tax receivables; and a decrease in accrued expenses of $5.3 million primarily due to the payment of income taxes described above, offset by accrued restructure and other charges.

     In May 1997, the Company amended its $150 million, three year revolving credit facility (the "Amended Credit Facility"). Borrowings under the Amended Credit Facility will bear interest at the lead bank's prime rate plus a margin (ranging from 0.125% to 1.0%) or, at the option of the Company, at a fixed margin (ranging from 1.0% to 2.25%) over LIBOR, and are limited to a borrowing base calculated on eligible accounts receivable and inventory. The Amended Credit Facility eliminates the need for a 45-day clean down period. The Amended Credit Facility is secured by accounts receivable, inventory, and certain intangibles of the Company and a pledge of all the equity interests of the subsidiaries of the Company. The Amended Credit Facility also contains certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and restrict investments, additional indebtedness, and payment of dividends. The Amended Credit Facility is used for working capital needs and general corporate purposes.

     Capital expenditures, primarily for leasehold improvements, equipment, machinery, computers, office furniture, and outlet stores, were approximately $7.5 million and $6.8 million for the six month periods ended June 29, 1997 and June 30, 1996, respectively. As of August 1, 1997, the Company had committed to additional capital expenditures during 1997 of approximately $0.7 million.

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

     The Company historically has experienced lower net revenues and operating income (or higher net losses) in the second quarter than in other quarters due to (i) lower demand among retail customers typical of the apparel industry, and (ii) certain expenses that are constant throughout the year being relatively higher as a percentage of net revenues. To the extent the Company retains the Beauty Division and sales of the Company's beauty products increase relative to sales of its other products, the Company's net revenues and operating income will be increasingly influenced by the seasonality of the beauty industry. In general, the fragrance portion of the beauty industry experiences lower net revenues and operating income in the first three quarters and has substantially higher net revenues and operating income in the fourth quarter. Fragrance products are the primary component of the Company's beauty business. The Company is in the process of exploring strategic alternatives for the Beauty Division, which may reduce or eliminate the impact of the seasonality of the beauty business to the Company.

                      DONNA KARAN INTERNATIONAL INC.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     On or about April 21, 1997, a purported class action was commenced against the Company and certain of its officers (collectively, the "DK Defendants") in the United States District Court for the Eastern District of New York (Steinmetz v. Donna Karan International Inc., et al., 97 Civ. 2011), alleging violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, and New York common law. Plaintiff claims that defendants made false and fraudulent statements and omissions of material facts in connection with public disclosures and accounting treatment of the Company's license agreement with Designer Holdings, Inc., which agreement was entered into in or about September, 30, 1996 and terminated on or about March 5, 1997 (the "Designer Holdings License"). Plaintiff seeks unspecified damages on behalf of a purported class of all persons who purchased the Company's common stock during the period September 30, 1996 through March 5, 1997 (the "Exchange Act Claims Class").

     On or about June 19, 1997, a second purported class action was commenced against the DK Defendants in the United States District Court for the Eastern District of New York (Busby, et al. v. Donna Karan International Inc., et al, 97 Civ. 3597), alleging violations of (i) Sections 11 and 12 (a)(2) and 15 of the Securities Act of 1933 (the "Securities Act") on the grounds that the Company's Registration Statement and Prospectus for its June 27, 1996 initial public offering (the "IPO") allegedly contained untrue statements and omissions of material facts with respect to the business, management and financial condition of the Company, and (ii) Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 on the grounds that the Company allegedly made false and fraudulent statements and omissions of material fact in connection with public disclosures regarding and accounting treatment of the Designer Holdings License. Plaintiffs seek unspecified damages on behalf of (i) a purported class of all persons who purchased the Company's common stock during the period June 27, 1996 and May 7, 1997 pursuant to or traceable to the Registration statement and Prospectus for the IPO and (the "Securities Act Claims Class"); and (ii) a purported subclass identical to the Exchange Act Claims Class in the Steinmetz action. Also named as defendants in the Busby litigation are Morgan Stanley & Co., Bear Stearns & Co., Merrill Lynch & Co. and Smith Barney Inc., the lead underwriters in the IPO (the "Lead Underwriters").

     On or about June 20, 1997, a third purported class action was commenced against the DK Defendants and the Lead Underwriters (Portannese v. Donna Karan International Inc., et al., 97 Civ. 3631). Plaintiff's claims are substantively identical to the Securities Act claims asserted in the Busby action, and the purported class is identical to Securities Act Claims Class in the Busby action.

     By motion filed on or about June 27, 1997, plaintiffs in the Steinmetz, Busby and Portannese actions (collectively, the "Class Action") moved to consolidate the three actions and to appoint lead plaintiffs and co-lead counsel (the "Consolidation Motion"). The DK Defendants do not intend to oppose the Consolidation Motion. By stipulation dated July 10, 1997, counsel for plaintiffs in the Class Action and counsel for the DK Defendants agreed, inter alia, that, following the court's disposition of the Consolidation Motion, plaintiffs would file an amended consolidated complaint and that the DK defendants would have 45 days to answer, move or otherwise plead in response thereto.

     On or about July 31, 1997, a fourth purported class action was commenced against the DK Defendants in the United States District Court for the Eastern District of New York (Rosalee Bain et al v Donna Karan International Inc. et al, 97 Civ. 4396). Plaintiff's claims are substantively identical to the Exchange Act claims asserted in the Steinmetz action, and the purported class is identical to the Exchange Act Claims Class in the Steinmetz action. While this action initially was assigned to a different judge, it is anticipated that this action will be consolidated with the others.

     The DK Defendants believe that the allegations contained in the foregoing actions are without merit and intend to defend the litigation vigorously.

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on June 12, 1997, the following matters were voted upon at the meeting and received the following votes cast for, against, or withheld:

     Proposal I:   Election of Class I Directors for a three-year term.
                         Stephen L. Ruzow
                            For:             17,774,172
                            Withheld:           232,524

                         Andrea Jung
                            For:             17,799,005
                            Withheld:           207,691

    Proposal II:   Confirm the appointment of Ernst & Young LLP as the
                   Company's independent auditors for the 1997 fiscal year.
                           For:             17,906,210
                           Against:             75,724
                           Abstain:             24,762

    Proposal III:  Approve an amendment of the Company's 1996 Stock Incentive
                   Plan to increase the number of shares of Common Stock issuable under such plan and to continue to qualify such plan under Section 162 (m) of the Internal Revenue Code.
                           For:             11,199,965
                           Against:          6,731,304
                           Abstain:             75,427

Item 5.  Other Matters

    On July 28, 1997, the Company announced that Mr. John Idol had joined the Company and would be named to the position of Chief Executive Officer effective August 11, 1997. Ms. Donna Karan is continuing as Chairman of the Board and Chief Designer of the Company. Mr. Idol has been elected to the Board of Directors of the Company.

    Additionally, on July 31, 1997, Mr. Stephen L. Ruzow resigned as President and Chief Operating Officer of the Company, effective immediately. Mr. Ruzow has resigned as a director of the Company. Mr. Ruzow is continuing as a consultant for the Company through January 28, 1998.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
              10.1 Amended and Restated Credit Agreement dated as of May 30,
                   1997.
              27-  Financial Data Schedule

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended June 29, 1997.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      DONNA KARAN INTERNATIONAL INC.
                                                  (Registrant)


Date: August 13, 1997                  By: /s/ Joseph B. Parsons
                                          ------------------------------------
                                           Joseph B. Parsons, Executive Vice
                                           President & Chief Financial Officer