Form 10-Q
period 1997-09-28
DONNA KARAN INTERNATIONAL INC
filed 1997-11-12
CIK 1012369

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q
                                ---------------

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM      TO

COMMISSION FILE NUMBER 1-11805

                      ____________________________________

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

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                         CLASS                                       OUTSTANDING AS OF NOVEMBER 6, 1997
        ---------------------------------------                   ---------------------------------------
              Common Stock, par value $.01                                       21,597,764

*Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         DONNA KARAN INTERNATIONAL INC.
                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

                                                                                                                  PAGE
                                                                                                                  -----
Item 1.    Financial Statements (Unaudited)
           Statements of operations for the three months and nine months ended September 29, 1996 and
             September 28, 1997, respectively................................................................           3
           Balance sheets as of December 29, 1996 and September 28, 1997.....................................           4
           Statements of cash flows for the nine months ended September 29, 1996 and September 28, 1997,
             respectively....................................................................................           5
           Notes to Financial Statements.....................................................................           6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.............          10

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.................................................................................          16
Item 6.    Exhibits and Reports on Form 8-K..................................................................          17

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      ----------------------------  ----------------------------
                                                      SEPTEMBER 29,  SEPTEMBER 28,  SEPTEMBER 29,  SEPTEMBER 28,
                                                          1996           1997           1996           1997
                                                      -------------  -------------  -------------  -------------

                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues........................................  $     173,415        214,870  $     450,641  $     484,691
Cost of sales.......................................        117,909        158,069        305,129        360,241
                                                      -------------  -------------  -------------  -------------
Gross profit........................................         55,506         56,801        145,512        124,450
Selling, general and administrative expenses........         52,386         54,409        129,829        146,753
Restructuring charges...............................       --             --             --                1,571
                                                      -------------  -------------  -------------  -------------
Operating income (loss).............................          3,120          2,392         15,683        (23,874)
Other income (expense):
  Equity in earnings of affiliates..................          1,180            649          2,789          1,358
  Interest expense, net.............................         (2,518)        (1,331)        (6,814)        (1,470)
  Interest expense on distribution notes............            (75)      --               (1,957)      --
                                                      -------------  -------------  -------------  -------------
Income (loss) before income taxes...................          1,707          1,710          9,701        (23,986)
Provision (benefit) for income taxes................        (14,737)           787        (14,292)       (11,034)
                                                      -------------  -------------  -------------  -------------
Net income (loss)...................................  $      16,444  $         923  $      23,993  $     (12,952)
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

PRO FORMA
Historical income (loss) bbefore income taxes.......  $       1,707                         9,701
Pro forma adjustments other than income taxes.......       --                              (1,436)
                                                      -------------                 -------------
Pro forma income (loss) before income taxes.........          1,707                         8,265
Pro forma provision (benefit) for income taxes......            755                         3,601
                                                      -------------                 -------------
Pro forma net income (loss).........................  $         952                 $       4,664
                                                      -------------                 -------------
                                                      -------------                 -------------

PER SHARE DATA (PRO FORMA FOR 1996)
Net income (loss) per share.........................  $        0.77  $        0.04  $        0.15  $       (0.60)
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Weighted average common shares outstanding..........     21,447,764     21,554,907     16,017,032     21,483,478
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

                       See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                                      DECEMBER 29,  SEPTEMBER 28,
                                                                                          1996          1997
                                                                                      ------------  -------------
                                                                                       (AUDITED)     (UNAUDITED)

                                                                                            (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.........................................................   $   40,550    $     3,057
  Accounts receivable, net of allowances of $26,757 at December 29, 1996 and $43,976
    at September 28, 1997...........................................................       73,770        104,948
  Inventories.......................................................................      100,680        116,745
  Deferred income taxes.............................................................       25,207         24,962
  Prepaid expenses and other current assets.........................................       14,466         24,442
                                                                                      ------------  -------------
    Total current assets............................................................      254,673        274,154
Property and equipment, at cost-net.................................................       32,402         34,879
Deferred income taxes...............................................................        6,106          6,983
Deposits and other noncurrent assets................................................       18,514         19,058
                                                                                      ------------  -------------
                                                                                       $  311,695    $   335,074
                                                                                      ------------  -------------
                                                                                      ------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................................   $   73,394    $    42,377
  Accrued expenses and other current liabilities....................................       34,192         41,595
  Current portion of long-term debt.................................................          282            109
                                                                                      ------------  -------------
    Total current liabilities.......................................................      107,868         84,081
Long-term debt......................................................................           36         60,094
Stockholders' equity:
  Common stock, $0.01 par value, 35,000,000 shares authorized, 21,618,034 shares
    issued, 21,597,764 shares outstanding...........................................          215            216
  Common stock class A, $0.01 par value,18 shares authorized, issued and
    outstanding.....................................................................       --            --
  Common stock class B, $0.01 par value, 2 shares authorized, issued and
    outstanding.....................................................................       --            --
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued
    and outstanding.................................................................       --            --
  Additional paid in capital........................................................      186,899        188,491
  Retained earnings.................................................................       17,487          4,535
  Cumulative translation adjustment.................................................         (331)          (350)
                                                                                      ------------  -------------
                                                                                          204,270        192,892
  Less: Treasury stock, at cost (20,270 shares).....................................         (479)          (479)
       Unearned compensation........................................................       --             (1,514)
                                                                                      ------------  -------------
    Total stockholders' equity......................................................      203,791        190,899
                                                                                      ------------  -------------
                                                                                       $  311,695    $   335,074
                                                                                      ------------  -------------
                                                                                      ------------  -------------

                       See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                      ----------------------------
                                                                                      SEPTEMBER 29,  SEPTEMBER 28,
                                                                                          1996           1997
                                                                                      -------------  -------------

                                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...................................................................   $    23,993    $   (12,952)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization.....................................................         6,072          9,265
  Provision for bad debts...........................................................           (97)           492
  Equity in earnings of affiliate...................................................        (2,789)        (1,358)
  Deferred taxes....................................................................       (18,500)          (632)
  Stock award grant.................................................................         2,522        --
  Provision for restricted stock compensation.......................................       --                  79
  Changes in operating assets and liabilities:
    Increase in accounts receivable.................................................       (23,499)       (31,670)
    Increase in inventories.........................................................        (8,455)       (16,084)
    Increase in prepaid expenses and other current assets...........................        (3,159)         1,072
    Increase in deposits and other noncurrent assets................................        (4,043)        (3,001)
    Increase (decrease) in accounts payable, accrued expenses, and other current
      liabilities...................................................................           821        (34,662)
                                                                                      -------------  -------------
Net cash used in operating activities...............................................       (27,134)       (89,451)
                                                                                      -------------  -------------

INVESTING ACTIVITIES
Purchase of property and equipment..................................................       (10,003)        (7,927)
                                                                                      -------------  -------------
Net cash used in investing activities...............................................       (10,003)        (7,927)
                                                                                      -------------  -------------

FINANCING ACTIVITIES
Net increase (decrease) in borrowing under revolving credit facility................        (7,961)        60,094
Payments under capital lease........................................................          (192)          (209)
Repayment of distribution notes.....................................................      (114,484)       --
Repayments of long-term debt........................................................       (45,000)       --
Distributions to partners...........................................................       (25,387)       --
Issuance of common stock............................................................       236,020        --
                                                                                      -------------  -------------

Net cash provided by financing activities...........................................        42,996         59,885
                                                                                      -------------  -------------
Increase (decrease) in cash.........................................................         5,859        (37,493)
Cash at beginning of period.........................................................        12,153         40,550
                                                                                      -------------  -------------

Cash at end of period...............................................................   $    18,012    $     3,057
                                                                                      -------------  -------------
                                                                                      -------------  -------------

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid.......................................................................   $     6,145    $     1,641
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Taxes paid..........................................................................   $       474    $     9,278
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                       See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 28, 1997
                                  (UNAUDITED)

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

    In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. On a quarter to quarter basis, the Company's operations may vary as a result of, among other things, production and shipping schedules, the introduction of new products, and variation in the timing of certain holidays from year to year. The results of operations for the three-month and nine-month periods ended September 29, 1996 and September 28, 1997 are not necessarily indicative of the operating results to be expected for a full year.

2. BASIS OF PRESENTATION

    Donna Karan International Inc. ("DKI") was incorporated in Delaware in April 1996. In connection with DKI's initial public offering of stock (the "Offering") on July 3, 1996, the former principals of the predecessor group of companies and certain of their affiliates simultaneously contributed to DKI all of the outstanding stock and partnership interests in the entities that comprised the predecessor group of companies, in exchange for common stock (the "Reorganization"). The accompanying financial statements include the results of operations for the period from January 1, 1996 to June 30, 1996 of The Donna Karan Company, Donna Karan Studio, The Donna Karan Company Store G.P., DK Footwear Partners, Takihyo Fashion Company, L.P., Takihyo Design Company, L.P., TFT Store Company, L.P., TFT Shoe Company, L.P., TFT Japan Company, L.P., and DSTF Japan Company, which are affiliated general and limited partnerships; Gabby Apparel, Inc., Tolara Tetragon Inc., Full Requirements Merchandising, Inc., The Donna Karan Store Corporation, Tomio Tangents, Inc., Formal Reserve Management, Inc., DK Shoe Corp., Tangents Two, Inc., First Run Management, Inc., Gabrielle Japan, Inc., TT DK Japan, Inc., and FM DK Japan, Inc., which are affiliated United States corporations; Donna Karan Canada Inc., Donna Karan (H.K.) Limited, Donna Karan Italy, S.R.L., and Donna Karan Italy Shoe Company, S.R.L., which are foreign corporations (together, the "Predecessor Company").

    For the period from July 3, 1996 through September 29, 1996, and for the period from December 30, 1996 through September 28, 1997, the accompanying financial statements include the results of operations of Donna Karan International Inc., as well as all entities that were included in the Predecessor Company, except for Takihyo Fashion Company, L.P., Takhiyo Design Company, L.P., TFT Store Company, L.P., TFT Shoe Company, L.P. and TFT Japan Company, L.P., all of which were dissolved in connection with the Reorganization (the "Company"). All companies other than The Donna Karan Company, Donna Karan Studio, The Donna Karan Company Store, G.P., DK Footwear Partners, Donna Karan Canada Inc., Donna Karan (H.K.) Limited, Donna Karan Italy, S.R.L., Donna Karan Italy Shoe Company, S.R.L., and Donna Karan Japan are intermediate United States holding companies.

    The financial statements of the Predecessor Company are being presented on a combined basis because of their common ownership. The combined financial statements have been prepared as if the entities had operated as a single consolidated group since their respective dates of organization.

                         DONNA KARAN INTERNATIONAL INC.

                               SEPTEMBER 28, 1997
                                  (UNAUDITED)

2. BASIS OF PRESENTATION (CONTINUED)
    All significant intercompany balances and transactions have been eliminated. The equity method of accounting is used for Donna Karan Japan, K.K., a Japanese joint stock company, which is 70% owned by a nonaffiliated entity.

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, EARNINGS PER SHARE, which is effective for both interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the three-month and nine-month periods ended September 29, 1996 and September 28, 1997 is not expected to be material.

    In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income". This new standard requires reclassification of financial statements for earlier periods provided for comparative purposes, and will be effective beginning with the Company's fiscal year ending January 3, 1999. The Company expects that the effect of adopting this new standard will not be material.

    In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". This new standard significantly changes the way that public business enterprises report information about operating segments in financial statements and will be effective beginning with the Company's fiscal year ending January 3, 1999. The Company has not yet determined the impact of Statement 131 on disclosures in its financial statements.

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

                         DONNA KARAN INTERNATIONAL INC.

                               SEPTEMBER 28, 1997
                                  (UNAUDITED)

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

6. PRO FORMA ADJUSTMENTS

    The pro forma financial information on the income statement presents the effects on the historical financial statements of certain transactions as if they had occurred on January 1, 1996. The impact of these adjustments for the three-and nine-month periods ended September 29, 1996 are: (i) increased royalty expense to be paid to a corporation owned by two of the Company's stockholders and their affiliated trusts pursuant to a license agreement, (ii) reduced levels of compensation for two of the Company's executives pursuant to their employment agreements, (iii) reduction in interest costs assuming the application of the proceeds from the Offering to reduce the actual outstanding indebtedness under the Company's credit agreement, (iv) reduction in amortization of deferred financing costs which would have been written off in connection with repayment of outstanding indebtedness under the Company's credit agreement, and (v) increase in income taxes as if the Company had been subject to Federal and additional state income taxes for the entire period.

7. PRO FORMA PER SHARE INFORMATION

    Pro forma net income per share for the nine months ended September 29, 1996 is based on the weighted average of the pro forma shares outstanding for the period prior to the Offering, and 16,017,032 shares for the period subsequent to the Offering. Pro forma shares outstanding for the period prior to the Offering is based upon (a) 10,612,934 shares of common stock outstanding during the period, (b) the number of shares of common stock (5,298,998) sold by the Company, at an offering price of $24.00 per share ($21.96, net of expenses), the proceeds of which would be necessary to pay approximately $116.4 million to the former principals of the Company and certain of their affiliates in satisfaction of the distribution notes previously issued (includes accrued interest thereon), representing cumulative undistributed taxable income on which taxes previously have been paid, and (c) 105,100 shares of common stock which the Company awarded to certain employees pursuant to the Company's stock incentive plan. The net income used in the calculation of pro forma per share information for the nine months ended September 29, 1996 excludes the reduction of interest costs of $3.5 million and the reduction in amortization of deferred financing costs of $0.8 million and the related tax effect of $1.8 million.

    Supplementary pro forma earnings per share for the three months and nine months ended September 29, 1996 were $0.04 and $0.23, respectively. Supplementary pro forma per share information prior to the Offering is based upon 10,612,934 shares of common stock outstanding during the period increased by (a) the sale of 5,298,998 shares of common stock at an offering price of $24.00 per share ($21.96, net of expenses), the proceeds of which would be necessary to pay approximately $116.4 million in satisfaction of

                         DONNA KARAN INTERNATIONAL INC.

                               SEPTEMBER 28, 1997
                                  (UNAUDITED)

7. PRO FORMA PER SHARE INFORMATION (CONTINUED) the distribution notes, (b) the sale of 3,279,827 shares of common stock, at an offering price of $24.00 per share, ($21.96, net of expenses), the proceeds of which would be necessary to repay approximately $72.0 million to the Company's lenders for the term loans under the Company's credit facility and to reduce the amount outstanding under the Company's revolving line of credit, and (c) 105,100 shares of common stock which the Company awarded to certain employees pursuant to the Company's stock incentive plan. Supplementary pro forma per share information for the quarter ended September 29, 1996 is based upon 21,447,764 shares outstanding subsequent to the Offering. Supplementary pro forma per share information for the nine months ended September 29, 1996 is based upon the weighted average number of shares outstanding during the period.

8. INVENTORIES

    Inventories consist of the following (in thousands):

                                                         DECEMBER 29, 1996  SEPTEMBER 28, 1997
                                                         -----------------  ------------------
Raw materials..........................................     $    16,780        $     12,062
Work in process........................................          11,030              11,221
Finished goods.........................................          72,870              93,462
                                                               --------            --------
                                                            $   100,680        $    116,745
                                                               --------            --------
                                                               --------            --------

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities are comprised of the following (in thousands):

                                                         DECEMBER 29, 1996  SEPTEMBER 28, 1997
                                                         -----------------  ------------------
Accrued operating expenses.............................      $  12,779          $    9,789
Accrued income taxes...................................          8,010              --
Accrued compensation...................................          6,260              11,060
Accrued royalties......................................          5,133               7,333
Accrued restructure and other charges..................         --                   2,746
Accrued taxes other than income taxes..................            948               5,060
Other..................................................          1,062               5,607
                                                               -------             -------
                                                             $  34,192          $   41,595
                                                               -------             -------
                                                               -------             -------

10. COMMITMENTS AND CONTINGENCIES

    The Company has employment agreements with key executives which provide for guaranteed minimum compensation, minimum cash bonuses, stock options, and termination payments and benefits. In one such agreement, the Company has granted 150,000 shares of restricted common stock to a key employee. These shares are subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions expire at the earlier of five years from the date of grant, or upon the attainment of certain market value goals for the common stock. As of September 28, 1997, all 150,000 shares were subject to the forfeiture provisions. These shares have been recorded as unearned stock grant compensation and are

                         DONNA KARAN INTERNATIONAL INC.

                               SEPTEMBER 28, 1997
                                  (UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES (CONTINUED) presented as a separate component of shareholders' equity. The unearned compensation is being charged to selling, general and administrative expenses over the five-year vesting period, until such time as the market value goals are attained, in which case the expense will be accelerated to match the amounts earned. Total expense for the three and nine-month periods ended September 28, 1997 amounted to approximately $79,000.

11. PRO FORMA INCOME TAXES

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

    Income tax expense for the three-month and nine-month periods ended September 28, 1997 includes a provision (benefit) for Federal, state and local taxes of approximately $0.8 million and ($11.0) million, respectively, at an effective rate of approximately 46%. Pro forma income tax expense for the three-month and nine-month periods ended September 29, 1996 includes a provision for Federal, state and local taxes of approximately $0.8 million and $3.6 million, respectively, at an effective rate of approximately 44%.

12. SUBSEQUENT EVENTS

    On November 10, 1997, the Company and Estee Lauder Inc. ("ELI") consummated the transaction previously announced on September 30, 1997, whereby the Company granted to ELI exclusive worldwide rights to the DONNA KARAN NEW
YORK-Registered Trademark- and DKNY-Registered Trademark- trademarks for the manufacture, marketing, distribution and sale of beauty and beauty-related products, including fragrances, cosmetics, skincare products, and beauty-related accessories. In connection therewith and with the sale to ELI of certain usable inventory and other assets relating to the existing business, the Company will receive up to $31 million and additional royalties from ELI based on sales of such beauty and beauty-related products. On November 10, 1997, the Company received from ELI $25 million. Under certain circumstances, the Company is obligated to repay to ELI a portion of these payments plus a penalty amount if certain products are not launched in accordance with an agreed-upon schedule.

    As a result of the closing of this transaction, the Company anticipates that it will record a loss of approximately $30 million, which represents reserves to be recorded, primarily related to inventories, receivables and severance to cover the wind- down of its existing beauty business, net of certain amounts to be recorded by the Company in connection with the transaction.

                         DONNA KARAN INTERNATIONAL INC.

                               SEPTEMBER 28, 1997
                                  (UNAUDITED)

12. SUBSEQUENT EVENTS (CONTINUED)
    The following table presents certain pro forma condensed financial information for the fiscal year ended December 28, 1996, and for the nine months ended September 28, 1997, as if the beauty business had been shutdown prior to these periods:

                                                           DECEMBER 28, 1996                   SEPTEMBER 28, 1997
                                                   ----------------------------------  -----------------------------------
                                                   AS REPORTED   BEAUTY    PRO FORMA   AS REPORTED   BEAUTY     PRO FORMA
                                                   -----------  ---------  ----------  -----------  ---------  -----------
Net sales........................................   $ 612,840   $  43,769  $  569,071     484,691      19,730     464,961
Operating income (loss)..........................      13,302      (6,748)     20,050     (23,874)     (9,253)    (14,621)
Pro forma net income (loss)......................       4,243(1)    (3,644)      7,887    (12,952)     (4,996)     (7,956)
Current assets...................................     254,673      26,032     228,641     274,154      23,567     250,587
Total assets.....................................     311,695      27,601     284,094     335,074      24,704     310,370

------------------------

(1) For the year ended December 28, 1996, the Company's net income included the recognition of a deferred tax asset of approximately $19.0 million, concurrent with becoming subject to Federal and additional state income taxes. For purposes of comparison, the Company has presented pro forma net income for this period which excludes the recognition of this asset, and also assumes that the Company was subject to Federal and additional state taxes for the entire period.

    On November 11, 1997, the Company announced that it expects to take a pre-tax charge in the fourth quarter of approximately $20 million to reflect restructuring initiatives and other charges.

    The Company also announced that it is actively pursuing a licensing agreement for its jeans business and anticipates recording a pre-tax charge of approximately $14 million upon consummation of this agreement.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

    Donna Karan International Inc. is one of the world's leading international fashion design houses. The Company designs, contracts for the production of, markets, and distributes "designer" and "bridge" collections of men's and women's clothing, sportswear, accessories, and shoes under the DONNA KARAN NEW YORK-Registered Trademark- and DKNY -Registered Trademark- brand names, respectively. In addition, the Company selectively has granted licenses for the manufacture and distribution of certain other products under the DONNA KARAN NEW YORK-Registered Trademark- and DKNY-Registered Trademark- brand names, including beauty and beauty-related products, hosiery, intimate apparel, eyewear and children's apparel under the DKNY-Registered Trademark- brand name in Europe and the Middle East.

    The following discussion provides information and analysis of the Company's results of operations for the three months and nine months ended September 29, 1996 and September 28, 1997. The Company utilizes a 52- or 53-week fiscal year ending on the Sunday nearest December 31. Accordingly, the third quarters and first nine months of 1996 and 1997 ended September 29, 1996 and September 28, 1997, respectively. The second quarters in 1996 and 1997 contained 13 weeks and the first nine months in 1996 and 1997 contained 39 weeks. As used in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the DONNA KARAN NEW YORK-Registered Trademark- collections and the DKNY-Registered Trademark- collections each include apparel, accessories, and shoes.

    CERTAIN STATEMENTS CONTAINED HEREIN ARE FORWARD LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES WHICH MAY CAUSE THE COMPANY'S ACTUAL RESULTS IN FUTURE PERIODS OR PLANS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM WHAT WAS ANTICIPATED. THOSE RISKS INCLUDE, AMONG OTHERS, RISKS ASSOCIATED WITH THE RECEIPT, PRICING AND TIMING OF CUSTOMER ORDERS; TIMING AND EXPENSE ASSOCIATED WITH, AND EFFECTS OF, COST CUTTING MEASURES AND STRATEGIC INITIATIVES; THE TIMING, TERMS AND CONSUMMATION OF THE LICENSING OF THE COMPANY'S JEANS BUSINESS; TIMING OF AND COSTS ASSOCIATED WITH NEW STORE OPENINGS, INCLUDING FREE-STANDING RETAIL STORES; GENERAL COMPETITIVE FACTORS; A CHANGE IN RETAILER OR CONSUMER ACCEPTANCE OF THE COMPANY'S PRODUCTS; AND THE VARIABILITY OF THE COMPANY'S RESULTS IN ANY PERIOD DUE TO THE SEASONAL NATURE OF THE BUSINESS, THE TIMING AND LEVEL OF THE COMPANY'S SALES AND PROMOTIONS, THE TIMING OF LAUNCHING NEW PRODUCTS AND COLLECTIONS AND OPENING OF NEW DOORS, FASHION TRENDS, AND THE TIMING, TERMS AND CONSUMMATION OF ANY JOINT VENTURES, LICENSES, OR OTHER DISPOSITIONS OF PRODUCT LINES, INCLUDING A PROPOSED LICENSE FOR JEANS.

    On November 10, 1997, the Company and Estee Lauder Inc. ("ELI") consummated the transaction previously announced on September 30, 1997, whereby the Company granted to ELI exclusive worldwide rights to the DONNA KARAN NEW
YORK-Registered Trademark- and DKNY-Registered Trademark- trademarks for the manufacture, marketing, distribution and sale of beauty and beauty-related products, including fragrances, cosmetics, skincare products, and beauty-related accessories. In connection therewith and with the sale to ELI of certain usable inventory and other assets relating to the existing business, the Company will receive up to $31 million and additional royalties from ELI based on sales of such beauty and beauty-related products. On November 10, 1997, the Company received from ELI $25 million. Under certain circumstances, the Company is obligated to repay to ELI a portion of these payments plus a penalty amount if certain products are not launched in accordance with an agreed-upon schedule.

    PRO FORMA STATEMENT OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 29, 1996 -(UNAUDITED)

    The following table sets forth for the three-month period ended September 29, 1996: (a) historical combined statement of income data; (b) pro forma adjustments to reflect the Reorganization, the Offering, and certain other adjustments as if they had occurred on January 1, 1996; and
(c) pro forma combined statement of income data.

                                                                      THREE MONTHS ENDED SEPTEMBER 29, 1996
                                                              ------------------------------------------------------
                                                              HISTORICAL        PRO FORMA
                                                               COMBINED        ADJUSTMENTS       PRO FORMA COMBINED
                                                              ----------   -------------------   -------------------

                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues................................................   $ 173,415                              $ 173,415
                                                              ----------                               --------
Gross profit................................................      55,506         4,635(i)                60,141
Selling, general and administrative expenses................      52,386        (5,347)(ii)              44,517
                                                              ----------                               --------
                                                                                (2,522)(iii)
Operating income............................................       3,120                                 15,624
Equity in earnings of affiliate.............................       1,180                                  1,180
Interest (expense) income, net..............................      (2,518)          197(iv)                   99
                                                                                 2,420(v)
Interest expense on distribution notes......................         (75)           75(vi)             --
                                                              ----------                               --------
Income before income taxes..................................       1,707                                 16,903
Provision (benefit) for income taxes........................     (14,737)       22,069 (vii               7,332
                                                              ----------                               --------
Net income..................................................   $  16,444                              $   9,571
                                                              ----------                               --------
                                                              ----------                               --------
Pro forma earnings per share................................                                          $    0.77(viii)(ix)
                                                                                                       --------
                                                                                                       --------

------------------------

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

 (iv) Reduction of $0.2 million, in amortization of deferred financing costs, which would have been written off in connection with repayment of outstanding indebtedness under the Company's credit agreement.

 (v) Reduction in interest expense of $2.4 million related to the write-off of deferred financing costs in connection with repayment of outstanding indebtedness under the Company's credit agreement.

 (vi) Reduction in interest expense on distribution notes of $0.1 million, assuming the distribution notes would not have been outstanding during the period.

(vii) Increase of $22.1 million (including $15.5 million of deferred tax assets recognized) for income tax expense based upon pro forma pre-tax income as if the Company had been subject to Federal and additional state income taxes.

(viii) Pro forma net income per share is based upon (a) 10,612,934 shares of common stock outstanding during the period, (b) the number of shares of common stock (5,298,998) sold by the Company, at an offering price of $24.00 per share ($21.96, net of expenses), the proceeds of which would be necessary to pay approximately $116.4 million to the former principals of the Company and certain of their affiliates in satisfaction of the distribution notes previously issued (includes accrued interest thereon), representing cumulative undistributed taxable income on which taxes previously have been paid, and (c) 105,100 shares of common stock which the Company awarded to certain employees pursuant to the Company's stock incentive plan.

 (ix) Earnings per share would have been $0.45 if calculated using 21,447,764 shares, which assumes the number of shares outstanding after the Offering were outstanding for the entire period.

            COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 28, 1997
                  TO THE THREE MONTHS ENDED SEPTEMBER 29, 1996

                                                                            1996                                   1997
                                                     --------------------------------------------------  ------------------------
                                                            HISTORICAL                PRO FORMA                 HISTORICAL
                                                     ------------------------  ------------------------  ------------------------

                                                                                (DOLLARS IN MILLIONS)
Net revenues.......................................   $   173.4        100.0%   $   173.4        100.0%   $   214.9        100.0%
Gross profit.......................................        55.5         32.0         60.1         34.7         56.8         26.4
Selling, general and administrative expenses.......        52.4         30.2         44.5         25.7         54.4         25.3
Operating income...................................         3.1          1.8         15.6          9.0          2.4          1.1
Equity in earnings of affiliate....................         1.2          0.7          1.2          0.7          0.6          0.3
Net income.........................................        16.4          9.5          9.6          5.5          0.9          0.4

    NET REVENUES were $214.9 million for the three months ended September 28, 1997 compared to net revenues of $173.4 million for the three months ended September 29, 1996. This increase was due primarily to a $22.7 million, or 26.5%, increase in the DKNY-Registered Trademark- women's collections, a $7.1 million, or 31.3%, increase in the DONNA KARAN NEW YORK-Registered Trademark-collections for women, and a $6.2 million, or 31.1%, increase in the DKNY-Registered Trademark- Men's collections, somewhat offset by a $4.3 million, or 37.9%, decrease in beauty products.

    The increase in net revenue in the DKNY-Registered Trademark- women's collections resulted primarily from off-price sales and an increase in the sales of athletic footwear. The increase in net revenue in the DONNA KARAN NEW YORK-Registered Trademark- collections for women resulted primarily from sales of its Signature line, both internationally and domestically, which was not in full operation during the same period last year. The increase in net revenue in the DKNY-Registered Trademark- Men's collections resulted primarily from an increase in sales to specialty retailers, as well as increased international sales. The decrease in beauty products is primarily due to the launch of Chaos in the prior year.

    GROSS PROFIT as a percentage of sales decreased to 26.4% in 1997 from 32.0% in 1996 (34.7% on a pro forma basis). Gross profit was primarily impacted by the increase in off-price sales, which have lower gross margins, and lower gross margins at the retail outlet stores. To a lessor extent, gross profit was impacted by lower initial gross margins, new product lines and segmented lines at lower gross margins, lower gross margins on beauty products and increased product development costs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased to 25.3% of net revenues in the third quarter of 1997 from 30.2% of net revenues for the same period of 1996 (25.7% on a pro forma basis). Total selling, general and administrative expenses increased by $2.0 million ($9.9 million on a pro forma basis). The increase in selling, general and administrative expenses was attributable primarily to increased personnel expense, international division expense, the continued investment in infrastructure, especially in the Company's new businesses, the addition of 11 new outlet stores compared to the third quarter of 1996, and the increased amortization expense due to additional shop-in-shops.

    OPERATING INCOME decreased to $2.4 million in the third quarter of 1997 from $3.1 million in the same period in 1996. On a pro forma basis, operating income was $15.6 million in the third quarter of 1996.

    INTEREST EXPENSE, net amounted to $1.3 million in the third quarter of 1997, as compared to $2.5 million in the third quarter of 1996.

    PROVISION FOR INCOME TAXES amounted to $0.8 million in the third quarter of 1997, compared to a benefit of $14.7 million during the same period in 1996. The 1996 benefit reflects the recognition of a deferred tax asset of approximately $19.0 million, concurrent with becoming subject to Federal and additional state income taxes. On a pro forma basis, income taxes were recorded as if the Company had been subject to Federal and additional state income taxes for the entire 1996 period.

    NET INCOME for the third quarter was $0.9 million in 1997 and $16.4 million in 1996 ($9.6 million on a pro forma basis).

     PRO FORMA STATEMENT OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 29,
                               1996--(UNAUDITED)

    The following table sets forth for the nine-month period ended September 29, 1996: (a) historical combined statement of income data; (b) pro forma adjustments to reflect the Reorganization, the Offering, and certain other adjustments as if they had occurred on January 1, 1996; and (c) pro forma combined statement of income data.

                                                                NINE MONTHS ENDED SEPTEMBER 29, 1996
                                                        -----------------------------------------------------
                                                        HISTORICAL        PRO FORMA
                                                         COMBINED        ADJUSTMENTS       PRO FORMA COMBINED
                                                        ----------   -------------------   ------------------

                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues..........................................   $ 450,641                              $450,641
                                                        ----------                              --------
Gross profit..........................................     145,512        (7,248)(i)             142,899
                                                                           4,635(ii)
Selling, general and administrative expenses..........     129,829        (1,500)(iii)           120,460
                                                        ----------                              --------
                                                                          (5,347)(iv)
                                                                          (2,522)(v)
Operating income......................................      15,683                                22,439
Equity in earnings of affiliate.......................       2,789                                 2,789
Interest expense, net.................................      (6,814)          837(vi)                 (82)
                                                                           3,475 (vii
                                                                           2,420 (viii
Interest expense on distribution notes................      (1,957)        1,957(ix)            --
                                                        ----------                              --------

Income before income taxes............................       9,701                                25,146
Provision for income taxes............................     (14,292)       25,202(x)               10,910
                                                        ----------                              --------
Net income............................................   $  23,993                              $ 14,236
                                                        ----------                              --------
                                                        ----------                              --------
Pro forma earnings per share..........................                                          $   0.15(xi)(xii)
                                                                                                --------
                                                                                                --------

------------------------

(i) Royalties of $7.2 million to be paid to a corporation owned by two of the Company's pricipal stockholders and their affiliated trusts pursuant to a license agreement.

(ii) One-time fee of $4.6 million paid to a corporation owned by two of the Company's stockholders and their affiliated trusts pursuant to a licensing agreement

(iii) Decrease in aggregate compensation of $1.5 million for two of the Company's executives pursuant to their employment agreements.

(iv) One-time bonus under an employment agreement which amounted to $5.0 million, and additional one-time bonuses of $0.3 million paid to key executives relating to the Offering.

(v) One-time charge of $2.5 million representing the award of 105,100 shares of common stock to certain employees pursuant to the Company's 1996 Stock Incentive Plan.

(vi) Reduction of $0.8 million, in amortization of deferred financing costs, which would have been written off in connection with repayment of outstanding indebtedness under the Company's credit agreement.

(vii) Reduction in interest costs of $3.5 million, assuming the application of up to $90.4 million (which amount represents the maximum amount outstanding during the period) of the proceeds from the Offering to reduce the actual outstanding indebtedness under the Company's credit agreement.

(viii)Reduction in interest expense of $2.4 million related to the write-off of deferred financing costs in connection with repayment of outstanding indebtedness under the Company's credit agreement.

(ix) Reduction in interest expense on distribution notes of $2.0 million, assuming the distribution notes would not have been outstanding during the period.

(x) Increase of $25.2 million (including $15.5 million of deferred income tax assets recognized) for income taxes based upon pro forma pre-tax income as if the Company had been subject to Federal and additional state income taxes.

(xi) Pro forma net income per share for the nine months ended September 29, 1996 is based on the weighted average of the pro forma shares outstanding for the period prior to the Offering, and 21,447,764 shares for the period subsequent to the Offering. Pro forma shares outstanding for the period prior to the Offering is based upon (a) 10,612,934 shares of common stock outstanding during the period, (b) the number of shares of common stock (5,298,998) sold by the Company, at an offering price of $24.00 per share ($21.96, net of expenses), the proceeds of which would be necessary to pay approximately $116.4 million to the former principals of the Company and certain of their affiliates in satisfaction of the distribution notes previously issued (includes accrued interest thereon), representing cumulative undistributed taxable income on which taxes previously have been paid, and (c) 105,100 shares of common stock which the Company awarded to certain employees pursuant to the Company's stock incentive plan. The net income used in the calculation of pro forma per share information excludes the reduction of interest costs of $3.4 million and the reduction in amortization of deferred financing costs of $0.6 million and the related tax effect of $1.7 million.

(xii) Earnings per share would have been $0.66 if calculated using 21,447,764 shares, which assumes the number of shares outstanding after the Offering were outstanding for the entire period.

             COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 28, 1997
                  TO THE NINE MONTHS ENDED SEPTEMBER 29, 1996

                                                                                1996                             1997
                                                             ------------------------------------------  --------------------
                                                                  HISTORICAL            PRO FORMA             HISTORICAL
                                                             --------------------  --------------------  --------------------
                                                                                  (DOLLARS IN MILLIONS)
Net revenues...............................................  $   450.6      100.0% $   450.6      100.0% $   484.7      100.0%
Gross profit...............................................      145.5       32.3      142.9       31.7      124.5       25.7
Selling, general and administrative expenses...............      129.8       28.8      120.5       26.7      146.8      30.13
Restructuring charges......................................                                                    1.6        0.3
Operating income (loss)....................................       15.7        3.5       22.4        5.0      (23.9)      (4.9)
Equity in earnings of affiliate............................        2.8        0.6        2.8        0.6        1.4        0.3
Net income (loss)..........................................       24.0        5.3       14.2        3.2      (13.0)      (2.7)

    NET REVENUES were $484.7 million in the nine months ended September 28, 1997, an increase of 7.6% from the net revenues of $450.6 million recorded in the nine months ended September 29, 1996. This increase was due primarily to a $15.7 million, or 6.6%, increase in the DKNY-Registered Trademark- women's collections, a $6.8 million, or 14.0%, increase in outlet stores and licensing, a $6.1 million, or 11.5%, increase in DONNA KARAN NEW YORK-Registered Trademark-collections for women, $5.2 million from the DKNY-Registered Trademark- kids collection which was introduced in 1997, and a $5.0 million, or 9.9%, increase in the DKNY-Registered Trademark- mens collections. These increases were somewhat offset by a $4.6 million, or 19.3%, decrease in beauty products.

    The increase in net revenues in the DKNY-Registered Trademark- women's collections resulted primarily from off-price sales and an increase in sales of athletic footwear. The increase in outlet stores and licensing is primarily due to an 11-store increase in the number of outlet stores, despite a decrease in comparable store sales, and an increase in licensing revenue. The increase in the DONNA KARAN NEW YORK-Registered Trademark- collections for women was primarily due to the launch of the Signature label. The increase in the DKNY-Registered Trademark- mens collections were primarily due to an increase in international sales and off price sales. The decrease in beauty products was due primarily to the prior year's launch of the Chaos fragrance line and the difficult performance of certain of the beauty products.

    GROSS PROFIT as a percentage of sales decreased to 25.7% in 1997 from 32.3% in 1996 (31.7% on a pro forma basis). Gross profit was primarily impacted by: the increased sales dilution recorded in the first and second quarter, primarily in the DKNY-Registered Trademark- women's collections; off-price sales which have lower gross margins; and lower gross margins at the outlet stores. To a lessor extent, gross profit was impacted by: lower initial gross margins; new product lines and segmented lines at lower gross margins; lower gross margins on beauty products; and increased product development costs. The decrease in the historical gross profit was additionally impacted by $14.0 million in royalty fees in 1997, which were recorded in connection with the Company's license with Gabrielle Studio compared to $9.3 million of royalty fees recorded in 1996 on a historical basis.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased to 30.3% of net revenues in the first nine months of 1997 from 28.8% of net revenues for the same period of 1996 (26.7% on a pro forma basis). The increase in selling, general and administrative expenses was attributable primarily to continued investment in infrastructure, especially in the Company's new businesses, increased amortization expense due to additional shop-in-shops, increased personnel expense, the addition of 11 new outlet stores compared to 1996 and planned increased beauty expenses. In addition, selling, general and administrative expenses included several other charges in the second quarter of 1997 totaling $3.6 million, related primarily to severance costs, provisions for the estimated economic impairment of DONNA KARAN NEW YORK-Registered Trademark-accessories inventory and accounts receivable, as well as certain other charges identified during the cost containment process. Excluding these charges, selling, general and administrative expenses would have been 29.5% of net revenues in the first nine months of 1997.

    RESTRUCTURING CHARGES amounted to $1.6 million in 1997 and primarily related to severance costs and other related benefits in connection with the Company's program aimed at containing costs and restructuring certain of its operations.

    OPERATING INCOME (LOSS) decreased from operating income of $15.7 million in 1996 ($22.4 million on a pro forma basis) to an operating loss of $23.9 million in 1997.

    INTEREST EXPENSE, NET amounted to $1.5 million in 1997, compared to $6.8 million during the same period in 1996. Primarily from the receipt of the proceeds from the Offering, the Company was in an investing position for most of the first quarter of 1997, and generally had less amounts outstanding under its revolving credit facility than during the similar periods of 1996.

    PROVISION (BENEFIT) FOR INCOME TAXES amounted to $11.0 million benefit for the nine month period ended September 28, 1997 compared to a benefit of $14.3 million for the nine month period ended September 29, 1996. The 1996 benefit reflects the recognition of a deferred tax asset of approximately $19.0 million, concurrent with becoming subject to Federal and additional state income taxes. On a pro forma basis, income taxes were recorded as if the Company had been subject to Federal and additional state income taxes for the entire 1996 period.

    NET INCOME (LOSS) was a loss of $13.0 million for the nine month period ended September 28, 1997 compared to net income of $24.0 million for the nine month period ended September 29, 1996 (net income of $4.7 million on a pro forma basis).

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal need for funds is to finance working capital (principally inventory and receivables), capital expenditures, and investments in the start up of new collections and the extension of existing collections. The Company uses cash flow from operations and borrowings under the credit facility described below.

    At September 28, 1997, the Company had working capital of $190.1 million, compared to working capital of $146.8 million at December 29, 1996. Changes in working capital include a decrease in cash of $37.5 million primarily related to operations, revenue growth and the effects of seasonality, $9.3 million for income tax payments, $10.5 million paid to Designer Holdings Ltd. in connection with the termination of the DKNY Jeans License, $7.9 million for the purchase of property and equipment, all offset by $60.1 million of increased borrowings under revolving credit facility.

    In May 1997 and September 1997, the Company amended its $150 million, three-year revolving credit facility (the "Amended Credit Facility"). Borrowings under the Amended Credit Facility bear interest at the lead bank's prime rate plus a margin (ranging from 0.125% to 1.0%) or, at the option of the Company, at a fixed margin (ranging from 1.0% to 2.25%) over LIBOR, and are limited to a borrowing base calculated on eligible accounts receivable and inventory. The Amended Credit Facility eliminated the need for a 45-day clean down period. The Amended Credit Facility is secured by accounts receivable, inventory, and certain intangibles of the Company and a pledge of all the equity interests of the subsidiaries of the Company. The Amended Credit Facility also contains certain restrictive covenants which, among other things, restrict the Company from making investments, additional indebtedness, and payment of dividends. The September 1997 amendment waives certain financial ratio covenants for the period until January 30, 1998. The Company believes that it will be able to obtain necessary amendments to its credit agreement or obtain alternative financing prior to January 30, 1998, although there can be no assurance of its ability to do so or on favorable terms. The Amended Credit Facility is used for working capital needs and general corporate purposes.

    Capital expenditures, primarily for leasehold improvements, equipment, machinery, computers, office furniture, and outlet stores, were approximately $7.9 million and $10.0 million for the nine month periods ended September 28, 1997 and September 29, 1996, respectively. As of November 1, 1997, the Company had committed to additional capital expenditures during 1997 of approximately $.7 million.

    On November 11, 1997, the Company announced several one-time charges related to new strategic initiatives being implemented by the Company.

    As a result of the closing of the transaction with ELI and as previously announced, the Company anticipates that it will record a loss of approximately $30 million, which represents reserves to be recorded, primarily related to inventories, receivables and severance to cover the wind-down of its existing beauty business, net of certain amounts to be recorded by the Company in connection with the transaction.

    On November 11, 1997, the Company announced that it expects to take a pre-tax charge in the fourth quarter of approximately $20 million to reflect restructuring initiatives and other charges.

    The Company also announced that it is actively pursuing a licensing agreement for its jeans business and anticipates recording a pre-tax charge of approximately $14 million upon consummation of this agreement.

    The Company anticipates that its pre-tax loss will be approximately $80 million in the fourth quarter of 1997 and approximately $100 million for the full year, including these charges. Among the operating factors causing the increased loss over the previously announced projected loss for the fiscal year ending December 28, 1997 are: lower-than-planned sales and margins in the Company's outlet stores as the Company cleared out old inventory in preparation for a change in the merchandise strategy, and below-plan performance in the DONNA KARAN NEW YORK-REGISTERED TRADEMARK- men's, DKNY-REGISTERED TRADEMARK-kids, and DKNY-REGISTERED TRADEMARK- Men's collection (although sales of such collection will be higher than in the previous year), and in the Beauty division.

    Due to this anticipated annual loss, the Company will not be able to recognize part or all of its tax benefit for the 1997 fiscal year.

    The Company anticipates that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flow from operations, licensing transactions, and borrowings under the Amended Credit Facility or any alternative financing it obtains (as contemplated above).

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

    In or about September 1997, the court issued an order consolidating all of the above-referenced actions and directing the service of an amended consolidated complaint, which subsequently has been served.

    The DK Defendants believe that the allegations contained in the foregoing actions are without merit and intend to defend the litigation vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

      3.1     --      Amendment to By-laws
     10.1     --      Second Amendment, dated as of September 26, 1997, to the Company's Amended and
                      Restated Credit Agreement, dated as of May 30, 1997.
     10.2     --      Amendment No. 1 to Employment Agreement between the Company and Donna Karan.
     10.3     --      Amendment No. 1 to Employment Agreement between the Company and Stephan Weiss.
     10.4     --      Amendment No. 2 to Employment Agreement between the Company and Stephan Weiss.
     10.5     --      Employment Contract, dated as of July 25, 1997, among the Company, The Donna
                      Karan Company and John D. Idol, and related bonus programs.
       27     --      Financial Data Schedule

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended September 28, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DONNA KARAN INTERNATIONAL INC.
                                                 (Registrant)

Date: November 12, 1997         By:  /s/ JOHN D. IDOL
                                     -----------------------------------------
                                     John D. Idol, Chief Executive Officer

Date: November 12, 1997         By:  /s/ JOSEPH B. PARSONS
                                     -----------------------------------------
                                     Joseph B. Parsons, Executive Vice
                                     President &
                                     Chief Financial Officer