Form 10-K405
period 1997-12-28
DONNA KARAN INTERNATIONAL INC
filed 1998-03-27
CIK 1012369

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           ANNUAL REPORT ON FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-11805
                            ------------------------

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

            TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE
             ------------------                    ON WHICH REGISTERED
                                            ---------------------------------
                Common Stock                     New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of Registrant's Common Stock held by nonaffiliates as of March 18, 1998 was $143,273,699 based on 11,072,156 such shares outstanding on such date and the closing sales price for the Common Stock on such date of $12.94 as reported on the New York Stock Exchange.

    As of March 18, 1998, the Registrant had 21,597,834 shares of Common Stock outstanding.*

    PART III incorporates information by reference from the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days of December 28, 1997.

------------------------

* Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Donna Karan International Inc. is one of the world's leading international fashion design houses. The Company designs, contracts for the manufacture of, markets, and distributes "designer" and "bridge" collections of men's and women's clothing, sportswear, accessories, and shoes under the DONNA KARAN NEW YORK and DKNY brand names, respectively. The Company also selectively has granted licenses for the manufacture and distribution of certain other products under the DONNA KARAN NEW YORK and DKNY brand names, including beauty and beauty-related products, jeanswear, activewear, hosiery, intimate apparel, eyewear, and children's apparel.

    During the fourth quarter of 1997, the Company announced a restructuring of its business and unveiled a new strategic plan. The Company's mission is to build and maintain a balanced company through wholesale, licensing, and retail operations. Although these areas are not new to the Company, historically, the Company's business primarily had been wholesale driven. Therefore, the goal of the Company's strategy is to establish a balance among three distinct but interrelated businesses: wholesale, licensing, and retail, while continuing to reduce costs and increase efficiencies.

    First, the Company's wholesale business consists of its core business of selling DONNA KARAN NEW YORK and DKNY products to retailers. To increase sell-through at retail, the Company plans to refocus and balance the merchandise assortment, improve in-store presentations through an expansion of its in-store (shop-in-shop) program, and initiate a new merchandise coordinator program to enhance the retail presentation standards and train in-store selling specialists. The Company's wholesale business will continue to be the Company's key focus and core competency.

    Second, in late 1997, the Company began to expand its licensing activities by forming strategic alliances with world-class companies to develop, market, and sell products under the DONNA KARAN NEW YORK and DKNY brands. This strategy consists of three key elements: leveraging the Company's brands by entering into licenses for related product categories, increasing awareness of the Company's brands, and generating an increased stream of royalty income that provides a balance to the Company's wholesale and retail businesses. In the fourth quarter of 1997, significant new licensing alliances were formed with Estee Lauder Inc. with respect to the Company's beauty business and with Liz Claiborne, Inc. with respect to the Company's DKNY Jeans and Active brands. In the first quarter of 1998, the Company also entered into licensing alliances with Wacoal America, Inc. for men's and women's DKNY intimate apparel; Esprit de Corp. for DKNY children's apparel; Phillips-Van Heusen Corp. for DKNY men's dress shirts; and Mallory & Church for DKNY men's neckwear and hosiery.

    Third, under its retail strategy, the Company plans to open a limited number of full-price, domestic free-standing retail stores, further build on its outlet store strategy, and continue to open licensed free-standing stores internationally. The Company currently expects to open three full-price, free-standing retail stores in the United States by the end of 1998. As of December 28, 1997, the Company operated 49 outlet stores and expects to have 63 outlet stores in operation by the end of 1998. Additionally, at the end of fiscal 1997, the Company had 57 licensed free-standing stores internationally and plans to have 70 such stores in operation at the end of 1998. The objectives of building this retail network are to enhance the Company's sales and profit potential, strengthen its existing wholesale business, and increase customer awareness of the Company's brands.

    In connection with the Company's strategic plan, the Company plans to implement a number of initiatives over approximately the next 12 to 18 months. These include:

    - Instituting systems and processes to help ensure higher quality and timely delivery of product with improved margins;

    - Refocusing the design and merchandising mix of each brand and reducing the number of styles ("SKUs") the Company produces each season in order to increase sell-throughs at retail; and

    - Reducing manufacturing costs, selling, general, and administrative expenses, and other corporate expenditures.

    In fiscal 1997, the Company implemented other initiatives aimed at reducing expenses, including:

    - Licensing the Company's beauty business to Estee Lauder and winding down this business;

    - Reducing the work force by approximately 15 percent;

    - Streamlining the number of business units from 13 to six and restructuring the senior management organization to foster accountability for meeting performance standards;

    - Closing the Company's Italian sourcing office; and

    - Consolidating real estate occupancy.

    The Company's principal trademarks, "DONNA KARAN," "DONNA KARAN NEW YORK," and "DKNY," are licensed to the Company pursuant to a license with Gabrielle Studio, Inc., a corporation wholly-owned by Ms. Donna Karan and Mr. Stephan Weiss and certain affiliated trusts. See "Trademarks" below in this section for the terms on which the trademarks are licensed to the Company.

    Donna Karan International Inc. consummated its initial public offering (the "Offering") in July 1996. As used in this report, references to the "Company" mean the predecessors to Donna Karan International Inc. as of the dates and periods prior to the consummation of the initial public offering and, thereafter, collectively, Donna Karan International Inc. and its subsidiaries. The principal executive offices of the Company are located at 550 Seventh Avenue, New York, New York 10018. Its telephone number is (212) 789-1500.

WHOLESALE

    The Company's wholesale business is grouped under three general divisions: womenswear, menswear, and accessories. Within each division, products are offered both under the DONNA KARAN NEW YORK and DKNY brands. The Company's total wholesale net revenues for fiscal 1997 were $540 million (excluding net revenues from the Company's beauty division). Included in wholesale net revenues are sales of apparel and accessory products by the Company to department stores, specialty stores, boutiques and to the Company's free-standing International Retail Stores (as defined below in "Licensing").

    The approximate suggested retail price ranges for the wholesale products sold by the Company set forth below are indicative of their approximate individual item price ranges:

                                                                                                      DRESSES
                                                                           SKIRTS AND  SHIRTS AND   (OTHER THAN
                                                              JACKETS        PANTS     BODYSUITS   EVENING WEAR)
                                                           --------------  ----------  ----------  -------------
WOMENSWEAR:
DONNA KARAN NEW YORK
  Collection (black label)...............................  $  1,200-1,800  $  450-900  $  300-600   $ 650-1,400
  Signature (gold label).................................       750-1,100     300-600     200-400       500-850
DKNY Collections
  DKNY...................................................         220-525     105-225      45-175       130-225

                                                                             SUITS       SPORTSCOATS    TROUSERS
                                                                         --------------  ------------  ----------
MENSWEAR:
DONNA KARAN NEW YORK
  Collection (black label).............................................  $  1,350-1,850  $  950-1,750  $  275-400
  Signature (gold label)...............................................         795-995       595-750     225-275
DKNY...................................................................         495-895       250-450      65-200

                                                                                            SMALL
                                                                                           LEATHER
                                                                             HANDBAGS       GOODS        SHOES
                                                                           ------------  ------------  ----------
ACCESSORIES:
DONNA KARAN NEW YORK.....................................................  $  350-1,500   $   75-300   $  250-395
DKNY.....................................................................  $     30-650   $   15-150   $   40-365

    WOMENSWEAR

    The Company's womenswear divisions design, source, market, and distribute womenswear under the DONNA KARAN NEW YORK and DKNY brands. The original DONNA KARAN NEW YORK Collection for women was based upon Ms. Karan's concept of "seven easy pieces," a collection of bodysuits and tights, dresses, skirts, blouses, jackets, pants, and accessories that when layered in combinations achieved a varied, but consistent, high fashion look. There are four annual seasonal presentations for each DONNA KARAN NEW YORK and DKNY collection: Fall, Resort, Spring, and Summer. The spring and fall collections generally are presented at major fashion shows which generate extensive press coverage in the domestic and international fashion press as well as in the general media.

    The women's ready-to-wear apparel market in the United States is divided into five price levels, ranging from lowest to highest, as follows: "budget," "moderate," "better," "bridge," and "designer." The DONNA KARAN NEW YORK brand is a designer collection of women's apparel and the DKNY brand is targeted for the bridge market. The Company also has begun to compete in the better segment of the womenswear industry through its licensing of the DKNY jeans and DKNY active brands. The Company's wholesale net revenues of its womenswear business were $306 million in fiscal 1997.

    DONNA KARAN NEW YORK COLLECTIONS. The DONNA KARAN NEW YORK brand consists of two brand segments: DONNA KARAN NEW YORK Collection and DONNA KARAN SIGNATURE.

    The DONNA KARAN NEW YORK Collection ("black label") is the foundation of the Donna Karan brands. This exclusive apparel collection is a modern system of dressing which embodies the ultimate in luxury, sensuality, comfort, and creative expression using the finest quality fabrics, workmanship, and technological innovation. This collection is designed for sophisticated, international, affluent women and is distributed exclusively in key markets to a limited number of doors. (A "door" is a single retail outlet.) The

DONNA KARAN NEW YORK Collection is recognized worldwide as one of the premier women's designer collections.

    The Company introduced the DONNA KARAN NEW YORK SIGNATURE collection ("gold label") for Spring 1997. The DONNA KARAN SIGNATURE collection is a complete lifestyle collection addressing the specific needs of the modern, professional woman. Based on the spirit of the Donna Karan design vision with proven silhouettes and styles, the DONNA KARAN SIGNATURE collection was created to deliver a balanced mix of fashion expression, sportswear function, and classification items. While still a designer collection, the DONNA KARAN SIGNATURE collection is merchandised for wider distribution than the DONNA KARAN NEW YORK Collection.

    In addition to the initiatives described above in the Overview section, the Company plans to reinstate an "Essentials" program for the DONNA KARAN NEW YORK Collection starting for Fall 1998, which will include timeless versions of the Company's most successful styles and newly-designed classic signature styles.

    DKNY COLLECTIONS. DKNY is the energy and spirit of New York. The initial success of the DONNA KARAN NEW YORK Collection for women made possible the launch of the DKNY bridge collection of women's apparel and accessories in 1989. DKNY was established as a separate brand name to create a distinct and more casual fashion identity at lower prices, while retaining an association with the DONNA KARAN NEW YORK designer image. The DKNY product line is designed to appeal to a broader customer base and has wider distribution than the DONNA KARAN NEW YORK Collection and DONNA KARAN SIGNATURE collection.

    For the Spring 1997 season, the DKNY women's apparel collection was segmented into five labels; "D," "DKNY," "DKNY CLASSIC," "DKNY JEANS," and "DKNY ACTIVE." After careful evaluation, the Company determined that it is more efficient to sell D and DKNY CLASSIC products under the DKNY brand. Additionally in December 1997, the Company licensed the DKNY Jeans and DKNY Active businesses to Liz Claiborne, Inc. to better enable these brands to achieve their maximum potential. See "Licensing" below.

    Accordingly, it is expected that for Spring 1999 most of the Company's women's apparel bridge business will be consolidated under a single DKNY label. The DKNY collections address a broad range of lifestyle needs from work to weekend and jeans to eveningwear. The collection includes jackets, skirts, blouses, bodysuits, dresses, pants, and outerwear.

    In the DKNY women's apparel business, the Company is facing a continued difficult business environment due to general economic conditions in Asia, and increased competition from designer-branded "better" apparel in the United States, which is impacting the bridge business.

    To address these issues, the Company is refocusing its resources to maximize the value of the DKNY women's brand, which initiatives include:

    - Closing unprofitable DKNY bridge department store doors;

    - Refocusing the merchandise mix to improve retail sell-through;

    - Reducing SKUs to gain greater sourcing and production efficencies;

    - Expanding an "Essentials" program to include timeless styles and silhouettes;

    - Opening a limited number of full-price domestic DKNY free-standing stores; and

    - Expanding the shop-in-shop program and renovating existing shop-in-shops in the United States.

    These initiatives for the DKNY women's brand are a top priority for the Company's management.

    MENSWEAR

    The Company's menswear business is organized into a single division with three brands: DONNA KARAN NEW YORK Collection, DONNA KARAN SIGNATURE, and DKNY. Prior to the Company's reorganization in 1997, the Company's menswear business was comprised of two divisions, with a total of five segments. Generally, there are four annual seasonal presentations for each collection: Fall, Resort, Spring, and Summer. In recognition of the DONNA KARAN NEW YORK Collection, Ms. Karan received the Council of Fashion Designers of America's Menswear Designer of the Year Award for 1992. The Company's wholesale net revenues of its menswear businesses were $123 million in fiscal 1997.

    DONNA KARAN NEW YORK COLLECTIONS. THE DONNA KARAN NEW YORK brand consists of two designer collections of men's apparel: DONNA KARAN NEW YORK Collection ("black label") and DONNA KARAN SIGNATURE ("gold label").

    THE DONNA KARAN NEW YORK Collection is designed to deliver the same simplified system of dressing for men that originally was created for women. This collection expresses the ultimate in style, comfort, function, technological innovation, and quality using the finest fabrication and workmanship. It is comprised of a balanced mix of handmade tailored clothing, dress furnishings, and luxury sportswear. Like the DONNA KARAN NEW YORK women's collection, the menswear collection has limited and exclusive distribution through premier retailers.

    THE DONNA KARAN SIGNATURE collection was introduced in Fall 1993 and is a full lifestyle collection created specifically for the modern professional man. Based on proven styles, the DONNA KARAN SIGNATURE collection captures the design vision of Donna Karan through a balanced mix of tailored clothing, dress furnishings, better sportswear, and classification items. Like the DONNA KARAN SIGNATURE collection for women, the DONNA KARAN SIGNATURE collection for men is a designer collection. Targeting a broader audience and more widely distributed, this collection is priced below the DONNA KARAN NEW YORK black label collection but maintains a similar dedication to quality and design, while using lower cost fabrications and more commercial production techniques.

    DKNY COLLECTION. The DKNY menswear collection addresses a broad range of lifestyle needs with a fashion forward edge. The collection includes relaxed sportswear, suitings, and weekend wear, as well as jeanswear, activewear, and classification items which will be produced by licensees. The DKNY menswear collection is designed to appeal to a broader customer base than the DONNA KARAN NEW YORK collections for men and is more widely distributed than those collections.

    The Company currently plans to relaunch the DKNY mens collection for Spring 1999 to offer a more competitively priced and broadly distributed product range.

    ACCESSORIES

    The Company's accessories division includes products sold under both the DONNA KARAN NEW YORK and DKNY brands. Prior to the Company's restructuring in the fourth quarter of 1997, the Company's accessories business was conducted by three separate business units. In fiscal 1997, the Company's wholesale net revenues of accessories products were $102 million.

    DONNA KARAN NEW YORK COLLECTIONS. The DONNA KARAN NEW YORK collection of accessories is a limited designer collection of luxury bags, footwear, small leather goods, and related accessory items for women and footwear for men. These products are designed to complement the DONNA KARAN NEW YORK apparel collections, as well as to exist as a stand-alone collection. These collections are sold exclusively to the Company's licensed free-standing, full-priced stores and to a limited number of specialty stores.

    DKNY COLLECTIONS. The DKNY accessories collection includes bags, belts, small leather goods, and footwear for men and women, including a balance of fashion, function, and value items. These lifestyle collections are designed to complement the DKNY apparel collections, as well as to exist as stand-alone collections. The women's accessories and shoe collections are widely distributed through department and specialty stores, while the men's collections have a more limited range of distribution.

    Under the DKNY ACTIVE label, the Company offers an extensive athleisure and performance athletic footwear collection. This collection is sold through department stores and specialty athletic stores. Additionally, for the Fall 1998 season, the Company plans to launch a DKNY JEANS "better" price-point footwear line, which is intended to be more broadly distributed than the DKNY footwear collection. Also, for Resort 1998, the Company plans to launch a new casual bag collection under both the DKNY ACTIVE and DKNY JEANS brand names.

    INTERNATIONAL BUSINESS

    During fiscal 1997, 60.0% of the Company's net wholesale revenues were derived from sales within the United States and 40.0% were derived from sales outside the United States. As a result of the Company's restructuring in the fourth quarter of 1997, the Company's international sales force was consolidated into each relevant business segment.

    The following table shows the net wholesale revenues derived by the Company in each of the geographic areas listed below during each of the past three years:

                                                              1995     1996     1997
                                                              ----    -------   ----
                                                              (DOLLARS IN MILLIONS)
United States (1)...........................................  $301    $   344   $336
Japan.......................................................    64(1)      74     67
Europe and Middle East......................................    57         73     97
Asia (excluding Japan)......................................    23         36     35
Other markets...............................................    10         18     24

------------------------

(1) As of March 31, 1995, the Company sold 70% of its interest in the operations of Donna Karan Japan K.K. ("Donna Karan Japan"). After the first quarter of 1995, sales are reflected as made from the Company's divisions directly to Donna Karan Japan. On March 26, 1998, the Company sold its remaining 30% interest in the operations of Donna Karan Japan. See Note 7 to Notes to Financial Statements elsewhere herein.

    Starting late in the Fall 1997 season, the Company's business, primarily its DKNY women's and men's collections, began to experience significant decreases in sales in Asia (including Japan) due to currency fluctuations, and the general economic conditions in the region, which trend is expected to continue throughout fiscal 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

    WHOLESALE CUSTOMERS, SALES, AND SUPPORT

    The Company has sought to maintain the uniqueness of, and consumer demand for, its products by distributing its products through better department and specialty stores and boutiques, and more recently through the free-standing International Retail Stores operated under the DONNA KARAN NEW YORK, DKNY, and DONNA KARAN brand names, all of which cater to fashion-conscious consumers, and by being attuned to its consumers' desires through an interactive, consumer-responsive approach to the design and quality of its products.

    The Company's better department and large specialty stores include Bloomingdale's, Macy's, Saks Fifth Avenue, Neiman Marcus, Bergdorf Goodman, and Nordstrom. Certain of the Company's customers, including some under common ownership with each other, have accounted for significant portions of the Company's revenues. During fiscal 1997, Federated Department Stores (including Bloomingdales and Macys) accounted for 13.0% of the Company's revenues. Additionally, sales to entities affiliated with HPL

(as herein defined), including Donna Karan Japan, the Company's affiliated distributor in Japan, and certain free-standing International Retail Stores, accounted for approximately 16.0% of the Company's revenues for fiscal 1997. The Company's 10 largest customers accounted for approximately 60.7% of the Company's revenues during 1997.

    The Company seeks to assist its retail customers to achieve high sell-through of products at full price by limiting the number of stores that carry its products and working closely with its retail accounts to determine the mix and quantity of products in its orders, and by providing retailers with the services of the Company's account executives, who interact with the stores' staffs and assist the retailers' customers. In addition, as of the end of fiscal 1997, the Company employed eight special event coordinators to provide the Company's customers with assistance in establishing "trunk shows" and other marketing programs. The Company also targets its retail customer base with various marketing programs and material, including outreach programs, trunk shows, mailers, and catalogues. Also, in 1998, the Company plans to begin to initiate a new merchandise coordinator program to enhance the Company's retail presentation standards and train in-store selling specialists.

    The retail customers that carry one or more of the Company's collections were selected on the basis of their ability to display and promote those collections effectively. Retailers carrying the Company's collections stock and display the merchandise in accordance with the Company's standards, which may include creating an in-store shop within the store ("shop-in-shop"), or providing special signs, display cases, and display racks, depending on the collection. The Company works closely with the store buyers to encourage each store to carry a representative cross-section of the complete collection for each season.

    The Company and its licensees are expanding the shop-in-shop program for the Company's products. Under this program, participating retailers set aside dedicated floor space to provide for a broad assortment of Donna Karan products in a combination of wall case and free-standing fixtures. The Company believes that shop-in-shops encourage a store to carry a representative cross-section of the product line for each season. The Company has focused its efforts and its licensees' efforts on increasing the number and size of shop-in-shops or renovating existing shop-in-shops, where appropriate. The size of the shop-in-shops typically range from 600 to 2,000 square feet for womenswear, 400 to 750 square feet for menswear, and 100 to 300 square feet for accessories. The continued expansion of the Company's shop-in-shop and fixturing program is dependent on market conditions, including continued demand for the Company's products.

    As of December 28, 1997, the Company had a sales force of approximately 85 people, all of whom were based in the Company's New York showrooms. Each division employs a separate sales force, managed by a vice president of sales.

LICENSING

    A principal goal of the Company is to maintain the integrity of the trademarks under which it markets its products. The Company strives to provide the consumer with high quality products and to maintain a consistent image in all its advertising and marketing programs.

    In late 1997, the Company began to expand its licensing activities by forming strategic alliances with world-class companies to develop, market, and sell products under the DONNA KARAN NEW YORK and DKNY brands. This strategy consists of the following elements: leveraging the Company's brands by entering into licenses for related product categories, increasing awareness for the Company's brands, entering new distribution channels, increasing floor space in existing distribution channels, increasing the advertising and overall promotion of the Company's brands, and generating an increased stream of royalty income that provides a balance to the Company's wholesale and retail business. The Company's licensing revenues for fiscal 1997 were $10 million.

    PRODUCT LICENSES

    Product licensees are granted the right to manufacture and sell at wholesale, and in certain cases, at retail, specified products under the DONNA KARAN NEW YORK and DKNY brand names. In consideration for such licenses, each licensee pays royalties to the Company based upon its net sales of licensed products (as defined), subject, generally, to payment of a minimum royalty. Additionally, the Company typically obtains a commitment for a minimum level of advertising and marketing. License agreements generally have three-to five-year terms, with renewal options if certain minimum sales threshholds are met. In entering into such arrangements, the Company seeks to preserve the integrity of the brand names by controlling the design and quality of the products manufactured by the licensees. To ensure that products sold by its licensees meet the Company's design and quality standards, the Company takes an active role in the design, quality control, advertising, marketing, and distribution of each licensed product and, in most cases, such items are also subject to the Company's prior approval.

    As of March 15, 1998, the Company had license agreements with the following licensees providing for the manufacture and distribution of the categories of products listed below under the trademarks and in the territories specified:

         LICENSEE                     PRODUCTS                  LICENSED MARKS                  TERRITORY
---------------------------  ---------------------------  ---------------------------  ---------------------------

Estee Lauder Inc.            Men's and women's beauty     DONNA KARAN NEW YORK         Worldwide
                             and beauty-related products  DKNY

LC Libra, LLC, a subsidiary  Mens and women's jeanswear   DKNY JEANS                   Western Hemisphere
  of Liz Claiborne, Inc.     and active lifestyle         DKNY ACTIVE
                             products

Hanes Hosiery, a division    Women's pantyhose, knee-     DONNA KARAN NEW YORK         Worldwide
  of Sara Lee Corp.          high stockings, tights and   DKNY
                             socks

Wacoal America, Inc.         Women's intimate apparel     DONNA KARAN NEW YORK         United States and Canada(1)

                             Women's and men's intimate   DKNY                         United States, Canada, and
                             apparel                                                   Europe

The Lantis Corporation       Sunglasses, optical frames,  DONNA KARAN NEW YORK         Worldwide
                             magnifiers, and eyewear      DKNY
                             accessories

Esprit de Corp.              Children's apparel           DKNY                         North America
                                                          DKNY KIDS

Albert S.A.                  Children's apparel           DKNY                         Europe and the Middle East
                                                          DKNY KIDS

Phillips-Van Heusen Corp.    Men's dress shirts           DKNY                         North America

Mallory & Church             Men's neckwear and hosiery   DKNY                         United States and Canada

Butterick Company, Inc.      Paper patterns and knitting  DONNA KARAN NEW YORK         Worldwide
  (Vogue Patterns)           patterns                     DKNY

T. Kawabi & Co.              Handkerchiefs and face       DKNY                         Japan and certain Asian
                             towels                                                    free- standing stores

------------------------

(1) This license provides that the licensee may sell its products to existing customers of the Company outside of the United States and Canada under certain circumstances.

    In the fourth quarter of 1997, the Company entered into two strategic licensing alliances for its beauty products and jeans and activewear lines.

    BEAUTY PRODUCTS. On November 10, 1997, the Company and Estee Lauder Inc. ("ELI") consummated a transaction whereby the Company granted to ELI the exclusive, long-term, worldwide rights to the

DONNA KARAN NEW YORK and DKNY trademarks for the manufacture, marketing, distribution and sale of beauty and beauty-related products, including fragrances, cosmetics, skincare products, and beauty-related accessories. The Company also granted to ELI an exclusive sublicense for the bottles designed by Stephan Weiss, Vice Chairman of the Board of Directors of the Company and a principal stockholder. For additional information relating to this transaction, see "Management Discussion and Analysis of Financial Condition and Results of Operations -- Overview --Significant Transactions." Prior to the Company's license to ELI, the Company was engaged in the sale of men's and women's fragrances, bath and body, and treatment products. As a result of this agreement with ELI, the Company is completing the wind-down of its existing beauty business. In fiscal 1997, the Company's net wholesale revenues of its beauty division were $19 million.

    DKNY JEANS AND ACTIVE PRODUCTS. On December 13, 1997, the Company and a subsidiary of Liz Claiborne, Inc. ("LCI") entered into a strategic licensing alliance for new lines of men's and women's jeanswear and active clothing under the DKNY label. LCI was granted the exclusive, long-term rights to the DKNY JEANS and DKNY ACTIVE trademarks and the rights to market, distribute, and sell the DKNY JEANS and DKNY ACTIVE collections in the Western Hemisphere. LCI also agreed to purchase the Spring and Summer 1998 DKNY JEANS collection, which was introduced at retail in February 1998. The DKNY ACTIVE lines are planned to be launched for the Spring 1999 season. LCI also was granted certain retail rights with respect to these collections and plans to open both free-standing, full-price retail and outlet stores under the DKNY JEANS mark. This licensing alliance marks the Company's expansion from the designer and bridge markets into the women's better casual sportswear market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview --Significant Transactions."

    Additionally, in the first quarter of 1998, the Company entered into the following license agreements:

    DKNY INTIMATE APPAREL. This license agreement covers men's and women's intimate apparel under the DKNY brand name, including underwear, sleepwear, and loungewear collections. The women's collection is expected to be launched in Spring 1999. Wacoal America, Inc., the licensee, also is the licensee of the Company's DONNA KARAN NEW YORK intimate apparel. The territory covered by the license is the United States, Canada, and Europe.

    DKNY KIDS. In February 1998, the Company entered into an exclusive license agreement with Esprit de Corp. ("Esprit") for children's apparel under the DKNY brand name in North America. This license is designed to complement the Company's existing license with Albert, S.A. for children's apparel in Europe and the Middle East. Albert's first collection debuted for the Fall 1996 season.

    Prior to the license with Esprit, the Company began offering children's apparel for sale in the United States starting for the Fall 1997 season. Esprit has assumed the Company's orders for the Fall 1998 season and will be launching the girls' collection for that season. The boys' collection is planned to launch for Spring 1999.

    The children's apparel collections are sold through better department stores, specialty stores, and the Company's free-standing stores. The DKNY Kids collection is a lifestyle collection of girls' and boys' sportswear and includes shirts, skirts, pants, jackets, jeans, sweaters, outerwear, and activewear.

    DKNY MENS FURNISHINGS. Starting for Resort 1998, the Company will be offering DKNY men's dress shirts, neckwear, and hosiery. These collections are targeted for department stores' main floor classification business and generally will be available throughout the United States and Canada. The collections also will be sold in DKNY free-standing stores. The Company's men's dress shirt licensee is Phillips-Van Heusen Corp. and its neckwear and hosiery licensee is Mallory & Church.

    DISTRIBUTION ARRANGEMENT IN JAPAN

    The Company sells its products in Japan through Donna Karan Japan, a Japanese corporation. In March 1995, the Company sold 52.5% of its 100% interest in the operations of Donna Karan Japan to Hotel Properties Limited, a Singapore public company ("HPL"), and 17.5% of its interest in the operations of Donna Karan Japan to a corporation owned by a private investor with a substantial interest in HPL. In connection with the sale to HPL, Donna Karan Japan became the exclusive distributor of the Company's products in Japan, subject to certain limited exceptions. The agreement also provides that the Company, for a management fee based on the net sales of Donna Karan Japan, will manage the day-to-day operations of Donna Karan Japan, for a initial term through December 31, 2000.

    On March 26, 1998, the Company and HPL sold all of their outstanding shares in Donna Karan Japan to a subsidiary of Onward Kashiyama Co. Ltd., a Japanese public company ("OKC"). At the same time, Donna Karan Japan was granted a 16-year exclusive license to import, manufacture, license, and/or distribute DONNA KARAN NEW YORK and DKNY products in Japan, with certain exceptions. In addition, Donna Karan Japan was granted the exclusive right to develop and operate a total of 12 DONNA KARAN NEW YORK and DKNY retail boutiques in Japan over the term of the agreement. The Company will receive a royalty on net sales of licensed products and a servicing fee on net sales of Donna Karan products imported by Donna Karan Japan. See Note 7 to Notes to Financial Statements elsewhere herein.

RETAILING

    The Company is pursuing a strategy to expand its channels of distribution in the retail arena by opening a limited number of full-price, domestic free-standing retail stores, further building on its outlet store strategy, and continuing to open licensed free-standing stores internationally.

    In fiscal 1997, the Company's net revenues from its retail operations were $70 million, which represented the Company's outlet store operations. With respect to the International Retail Stores, sales by the Company of its products are included in the Company's wholesale net revenues and sales by the Company's licensees of their licensed products are included in the Company's licensing income as royalties.

    COMPANY-OWNED FULL PRICE STORES

    The Company plans to open a limited number of full-priced, domestic free-standing retail stores in upscale regional malls and major street locations generally in the largest urban markets in the United States. By the end of fiscal 1998, the Company expects to have three stores open, including the first DKNY store, which opened in Las Vegas on March 22, 1998. Also, the Company signed a lease for a flagship DKNY store on Madison Avenue in New York City, which is expected to open in Spring 1999.

    OUTLET STORES

    As of December 28, 1997, the Company operated 48 outlet stores in 22 states and one store in Bicester, England. The Company established its outlet stores primarily to dispose of excess inventory in a manner which it believes does not adversely affect its department and specialty store customers. The outlet stores also carry a limited amount of the Company's licensed products. In fiscal 1998, the Company plans to implement a made-for-outlet program through which certain core products will be produced specifically for the outlet stores. This program is designed to enable the Company to better balance the merchandise flow in the outlet stores in an effort to maintain consistent sales results. The Company currently anticipates that it will have approximately 63 outlet stores in operation by the end of 1998.

    FREE-STANDING INTERNATIONAL RETAIL STORES

    The Company has entered into license arrangements and strategic alliances for the opening by third parties of full price, free-standing retail stores in a number of international markets under the DONNA KARAN NEW YORK, DKNY, and DONNA KARAN names (the "International Retail Stores"). The free-standing International Retail Stores operated under these names carry the corresponding product lines exclusively. There are provisions in certain of the agreements for these International Retail Stores granting certain product and/or boutique exclusivity within a defined geographical area. As of December 28, 1997, there were 57 free-standing International Retail Stores owned by third parties unaffiliated with the Company (including 21 stores owned by HPL and affiliates of HPL) operating under the following names and located in the following countries:

DONNA KARAN NEW YORK*                                 DKNY*                                   DONNA KARAN*
---------------------------  --------------------------------------------------------  ---------------------------
Australia(1)                 Australia(2)                 Malaysia(2)                  Saudi Arabia(3)**
England(1)                   Belgium(1)                   The Netherlands(2)
Germany(1)                   Brazil(1)                    Norway(1)
Hong Kong(1)                 Croatia(1)                   The Philippines(1)
Indonesia(1)                 Czech Rep.(1)                Singapore(1)
Israel(1)                    England(2)                   Spain(1)
Korea(1)                     Germany(2)                   Sweden(1)
Lebanon(1)                   Greece(3)                    Switzerland(4)
Malaysia(1)                  Hong Kong(2)                 Taiwan (2)
Singapore(1)                 Indonesia(1)                 Thailand (2)
Switzerland(2)               Italy(1)                     Turkey(2)
Taiwan(1)                    Korea(1)                     United Arab Emirates(1)
United Arab                  Kuwait(1)
Emirates(1)                  Lebanon(1)

------------------------

* The numbers in parentheses indicate the number of stores opened in the particular country. Each DONNA KARAN NEW YORK free-standing International Retail Store carries DONNA KARAN NEW YORK brand name products exclusively and each DKNY free-standing International Retail Store carries DKNY brand name products exclusively.

** In Saudi Arabia there are three stores which carry the Company's products under both of the Company's brand names, two of which carry women's products and one of which carries men's products.

    The Company anticipates that 70 free-standing International Retail Stores will be in operation by the end of 1998. Stores anticipated to be opened in 1998 will be located in Argentina, Brazil, Brunei, Chile, Israel, Portugal, Russia, South Africa, Spain, Turkey, and Uruguay.

    In March 1995, the Company entered into a retail agreement (the "Retail Agreement") with HPL and a corporation owned by the Ong family, which also has a substantial interest in HPL, providing for the establishment by HPL of an aggregate minimum, subject to certain exceptions, of 29 free-standing International Retail Stores in Hong Kong, The People's Republic of China, The Philippines, South Korea, Taiwan, and Japan (the "Territories") by December 31, 2000. As of the end of 1997, seven free-standing International Retail Stores under the Retail Agreement were opened in the Territories. The Retail Agreement, which has an initial term through December 31, 2005, provides for minimum purchases by HPL of the Company's products. HPL has the right to sell all apparel, accessories, and shoes which are manufactured by the Company at the time of sale in its free-standing International Retail Stores in the Territories. If the Company enters into a license for the manufacture and sale of any of its products or determines to distribute shoes or non-apparel products, HPL may have certain exclusive rights in the

Territories with respect to such products. During the term of the Retail Agreement, except under limited circumstances, the Company is not entitled to distribute or sell its products in the Territories (other than Japan) except through the free-standing International Retail Stores and shop-in-shops managed by HPL in the Territories. In connection with the March 26, 1998 sale of Donna Karan Japan to OKC, HPL and its affiliates transferred all of their retail development rights for the Japan market to Donna Karan Japan, which is now wholly-owned by a subsidiary of OKC, resulting in a four-store reduction of HPL's aggregate retail development obligations.

DESIGN

    The Company was founded upon the marketing and design talents of Ms. Donna Karan. The Company believes that its future success will depend in substantial part on its ability to continue to originate and define fashion trends, as well as to anticipate and react to changing consumer demands in a timely manner. Ms. Karan, who has been designing high fashion apparel for over 25 years, ultimately is responsible for the Company's creative inspiration, strategic planning, marketing, and overall fashion direction. In addition to Ms. Karan, as of December 28, 1997, the Company employed a design staff of approximately 100 people, some of whom have assumed substantial design responsibilities under Ms. Karan's supervision. The Company has nine design teams, each with a head designer, responsible for the creation, development, and coordination of the fabrications and silhouettes of the Company's collections.

    In recognition of the importance of maintaining a staff of highly qualified designers, Ms. Karan and other head designers review the designs of independent young designers to find new talent. One element of the search for qualified designers is Ms. Karan's service as a member of the Board of Governors of the Parsons School of Design, a division of The New School.

    The Company's design teams constantly monitor fashion trends and search for new inspiration. The Company seeks to assist its designers in developing new ideas through various means. These include frequent meetings of the design teams to discuss current fashion trends, review of the fashion library, which includes over 135,000 items from the Company's past collections, antique garments, and antique accessories, and installation of a computer-aided design system which allows a designer to view and modify two- and three-dimensional images of a new design on a computer screen.

ADVERTISING, PUBLIC RELATIONS, AND MARKETING

    All worldwide advertising, public relations, and marketing programs are managed on a centralized basis through the Company's Creative Services and Public Relations Departments to promote a consistent global image for the Company and its products. In addition to amounts spent by the Company's product licensees, the Company spent approximately $53.0 million in 1997 on advertising, public relations, and marketing of DONNA KARAN NEW YORK and DKNY products.

    ADVERTISING

    The Company supports the marketing of its products with extensive image advertising designed to appeal to a specific target group of customers. THE DONNA KARAN NEW YORK brand focuses on the international sophistication and urban lifestyle of affluent customers with an appreciation for luxury products, and the DKNY brand focuses on customers who have a more casual, relaxed, and active lifestyle. The Company advertises principally in print and outdoor advertising media, but also makes extensive use of video for point-of-purchase displays, as well as mailers, catalogues, newsletters, and consumer awareness programs. For example, the Company markets its DONNA KARAN NEW YORK brand name and image through its WOMAN TO WOMAN bi-annual newsletter, which is a dialogue between the Company, the designer, and consumers. The WOMAN TO WOMAN newsletter offers a toll-free number to answer consumer questions and open dialogue with consumers and to improve and focus the Company's marketing programs; informs consumers of new products in all areas of the Company; and discusses new fashion trends, among other topics.

    The Company's Creative Services Department is responsible for the worldwide consistency and the creation of the advertising campaigns, mailers, and catalogues for the Company and its licensees. The Creative Services Department also is responsible for the media placement of advertising and is available to assist each division of the Company and the Company's licensees with a variety of projects, including the design and production of fashion shows, corporate presentations, and related matters.

    PUBLIC RELATIONS AND MARKETING

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

    The Company further strengthens consumer awareness with sponsorships and special events. In fiscal 1997, the Company served as an official sponsor to the United States Figure Skating Association (USFSA). In connection with its USFSA sponsorship, DKNY served as an official outfitter for the 1997 U.S. World Figure Skating Team and the U.S. Figure Skating Team. In February 1998, the Company outfitted all of the indoor, on-air commentators for CBS's Olympic coverage in Nagano, Japan. Additionally, Olympic Gold Medalist, Tara Lipinski, has agreed to serve as the spokesperson for the DKNY KIDS product line during fiscal 1998.

SOURCING PRODUCT DEVELOPMENT AND QUALITY CONTROL

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

    The Company engages both domestic and foreign contractors for the production of its products. During 1997, approximately 51.0% of direct purchases of raw materials, labor, and finished goods in its apparel, accessories, shoes, and beauty products were produced in Hong Kong, Taiwan, South Korea, and other Asian countries; approximately 22.0% were produced in the United States; and approximately 25.3% were produced in Europe. The production and sourcing staff in New York oversees all aspects of fabric acquisition, apparel manufacturing, quality control, and production, as well as researching and developing new sources of supply. The Company operates product sourcing and quality control offices in Hong Kong. Finished goods production, quality control, and delivery for products sourced through South Korea are monitored through an exclusive agent in Seoul, South Korea. Additionally, fabric and finished goods production, quality control, and delivery for materials and products sourced through Italy are monitored through exclusive agents in Prato, Italy.

    The Company does not own any production facilities. The Company's apparel products are produced for the Company by approximately 500 different contractors. None of the contractors engaged by the Company accounted for more than 10% of the Company's total production during 1997. Although the Company has a written agreement with only one of its contractors, it has had long-term relationships with many of them. The Company uses a variety of raw materials, principally consisting of woven and knitted fabrics and yarns. During 1997, approximately 36.0% of the Company's raw materials were purchased by the Company directly from suppliers and sent to contractors to be cut and sewn or assembled. The rest of the raw materials used in the Company's products was purchased by contractors from mills designated by the Company. In some cases, the Company must commit to purchase fabric from a mill before it will begin production. If the Company overestimates the demand for a particular fabric or yarn, it frequently can utilize the excess in garments made for subsequent seasons or made into past seasons' silhouettes for distribution in its outlet stores. See "Outlet Stores" above in this section.

    The Company monitors the quality of its fabrics prior to the production of garments and inspects prototypes of products before production runs are commenced. The Company also performs random in-line quality control checks during and after production before the garments leave the contractor. Final random inspections occur when the garments are received in the Company's distribution centers.

    The Company permits defective garments to be authorized for return for credit by the purchasers. Less than one percent of the garments shipped by the Company during each of the last three years has been returned under this policy.

WAREHOUSE AND DISTRIBUTION CENTERS

    To facilitate the distribution of its apparel products, the Company utilizes distribution centers at six sites. Two of the distribution centers are operated by the Company and four are operated by independent contractors. Distribution of the Company's apparel and accessory products in the United States primarily is conducted in Carlstadt, New Jersey facilities operated by the Company. The Company also operates a distribution center in Hong Kong, which services the Pacific rim, other than Japan. The Company utilizes a warehouse operator in The Netherlands that services the European market and a warehouse operator in Montreal that services the Canadian market. Although the Company believes that its current Carlstadt facility is adequate to meet its short-term needs, the Company is continuing to explore its alternatives with respect to the consolidation of its New Jersey warehouse facilities.

    To try to ensure that each of its retail customers receives the merchandise ordered in satisfactory condition, substantially all apparel and accessories produced for the Company are processed through one of the Company's distribution centers before delivery to the retail customer. In general, merchandise is not drop shipped directly from the contractor to the customer. Each customer is assigned to one of the Company's distribution centers, depending on the customer's geographical location and type of product. Products are shipped to the customer from the assigned distribution center on hangers or in cartons. The Company's distribution centers are linked by computer to the Company's executive offices, enabling the Company to maintain up-to-date information on the availability of merchandise at all locations.

MANAGEMENT INFORMATION SYSTEMS; INVENTORY AND CREDIT CONTROL

    The Company believes that advanced information processing is important to maintain its competitive position. Consequently, the Company has invested in computer mainframe and network systems and software (i) to enhance the speed and efficiency of certain aspects of its business, such as product design, order entry, distribution, product control, and financial reporting, (ii) to improve the efficiency and integration of its international operations, and (iii) to provide timely inventory information. All the Company's international and domestic operations are networked to provide the Company with worldwide customer service, production and inventory control, and electronic mail, data, and fax capabilities. The Company's worldwide information processing system operates 24 hours a day.

    The Company's Creative Services Department has an advanced computer-aided design system. The Company also has invested in a computerized marking and grading system which can be used by its personnel in New York to print patterns and markers locally and to transmit them electronically to its international offices for delivery to contractors to improve the Company's fabric utilization ratio and maintain the quality of its garments.

    The Company has a retail management software system which is used in all of its outlet stores. The system is used for point-of-sale transactions and information, as well as office management, including inventory control. The Company also has both a financial information software management system and an apparel company management software system. The Company's inventory is reviewed on an ongoing basis, and the division presidents review their divisions' inventory positions, production, receiving, and shipping schedules to seek to ensure that all orders are filled timely. To date, it has been the Company's policy to dispose of all seasonal items, either through sale through its outlet stores or, if necessary, off-price retailers, once its major department store customers have marked down such items.

    The Company manages its own credit and collection functions. The Company does not factor its accounts receivable and maintains credit insurance to manage the risk of bad debts. The Company's loss due to bad debts was immaterial during fiscal 1997.

COMPETITION

    Competition is strong in the segments of the fashion industry in which the Company operates. The Company competes with numerous designers and manufacturers, domestic and foreign, some of which are significantly larger and have substantially greater resources than the Company. Further, with sufficient financial backing, talented designers can become competitors within several years of establishing a new label. The Company competes primarily on the basis of fashion, quality, and service. The Company's business depends on its ability to shape and stimulate consumer tastes and demands by producing innovative, attractive, and exciting fashion products, as well as on its ability to remain competitive in the areas of quality and price.

BACKLOG

    The Company generally receives wholesale orders for apparel, accessory, and shoe products approximately three to five months prior to the time the products are delivered to stores. All such orders are subject to cancellation for late delivery. At March 24, 1998, backlog was $276.7 million, as compared to $300.7 million at March 24, 1997. The Company's backlog depends upon a number of factors, including the timing of the market weeks for each of the DONNA KARAN NEW YORK and DKNY brands, during which a significant percentage of the Company's orders is received, and the timing of shipments. As a consequence, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual shipments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

TRADEMARKS

    The principal trademarks used by the Company to distinguish its brands are DONNA KARAN NEW YORK and DKNY. Under these brands the Company also uses the following trademarks: DK, DONNA KARAN, DK MEN, DKNY ACTIVE, a logo consisting of the block letters DKNY and the words Donna Karan New York

(with dots below each word), DKNY JEANS AND DESIGN GRAPHICS, and DKNY COVERINGS AND DESIGN GRAPHICS. Upon consummation of the Company's initial public offering, Gabrielle Studio, Inc. ("Gabrielle Studio"), a corporation owned by Ms. Donna Karan, Mr. Stephan Weiss, and certain affiliated trusts, granted to the Company an exclusive worldwide license (the "Gabrielle License") in perpetuity to use and sublicense the right to use the licensed marks including the principal trademarks of the Company, and to use and sublicense the right to use the name and likeness of Ms. Karan, in connection with the sale of all products and store services, other than certain products and specified services for which Gabrielle Studio retained the right to use or license such trademarks. Gabrielle Studio has licensed such specified products and services to Ms. Karan. The Gabrielle License provides, however, that at such time as Ms. Karan is no longer the Chairman of the Board of Directors and Chief Designer of the Company, the licensed marks may only be used by the Company in the market segments in which such licensed marks previously were used.

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

    Gabrielle Studio and its shareholders have agreed that Gabrielle Studio will not engage in any activities other than those related to the Gabrielle License and the license agreement with Ms. Karan. However, there is no restriction on the transferability of shares of Gabrielle Studio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein and "Certain Relationships and Related Transactions--License Agreement for Principal Trademarks" included in the 1998 Proxy Statement for a more complete description of the terms of this license and the royalties payable thereunder.

    The principal trademarks used by the Company are the subject of registrations and pending applications throughout the world filed by the Company on behalf of Gabrielle Studio, for use on a variety of items of apparel, apparel-related products, and beauty products, as well as in connection with retail services, and the Company continues to expand its worldwide usage and registration of related trademarks. The Company regards the license to use the trademarks and its other proprietary rights in and to the trademarks as valuable assets in the marketing of its products, and on a worldwide basis, vigorously seeks to protect them against infringement. The Company also has an enforcement program to control the sale of counterfeit products in the United States and in major markets abroad.

EMPLOYEES

    As of December 28, 1997, the Company had approximately 1,540 employees, including 1,300 in the United States and 240 in foreign countries. Of the total, approximately 310 employees held executive and administrative positions, 100 were engaged in design, 180 were engaged in production, 500 were engaged in sales (including the equivalent of 370 full-time sales personnel at the various retail outlet stores), 320 were engaged in distribution, 80 were engaged in merchandising activities, and 50 were engaged in creative services, media, public relations, and retail development. Approximately 245 of the Company's United States production, design, and distribution employees are members of three locals of the Union of Needletrades, Industrial & Textile Employees, which operates under a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory and has not experienced any job actions or labor stoppages since its inception.

GOVERNMENT REGULATIONS

    The Company and its products are subject to regulation by the Federal Trade Commission in the United States. Such regulations relate principally to the labeling of the Company's products. The Company believes that it is in substantial compliance with such regulations, as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. There are no significant capital expenditures for environmental control matters either estimated in the current year or expected in the near future. The Company's licensed products and licensees also are subject to additional legislation. The Company's license agreements require that its licensees operate in compliance with all applicable laws and regulations.

BUSINESS CONSIDERATIONS

    Certain statements contained herein are forward looking statements that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words or phrases, "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," "plan," or similar expressions identify "forward looking statements." There are numerous risks and uncertainties which may cause the Company's actual results in future periods or plans for future periods to differ materially from the forward-looking statements contained herein. Those risks include, among others, (i) the failure of certain key members of the Company's design teams or management, including Ms. Karan, to continue to be active in the business of the Company; (ii) the possibility of a termination of the Gabrielle License, a bankruptcy of Gabrielle Studio or a transfer of the stock of Gabrielle Studio;
(iii) the overall financial condition of the apparel industry, the retail industry, and the general economy; (iv) the timing and expense associated with, and effects of, cost-cutting measures and the strategic initiatives being implemented by the Company; (v) the variability of the Company's results in any period due to the seasonal nature of the business, the timing and level of the Company's sales and promotions, the timing of the launch of new products and collections and of opening of new doors, fashion trends, and the timing, terms and consummation of any joint ventures, licenses, or other dispositions of product lines; (vi) retailer and consumer acceptance of new products and collections and the actual costs incurred in connection therewith; (vii) changes in retailer and consumer acceptance of the Company's existing products; (viii) the Company's ability to enter into licenses, joint ventures, or otherwise dispose of any product lines on favorable terms; (ix) infringements of the Company's trademarks and other proprietary rights and imitations or diversions of the Company's products; (x) acceptance of the Company's products, and the Company's ability to manage operations, in foreign markets; (xi) receipt, pricing, and timing of customer orders; (xii) timing of and costs associated with new store openings; (xiii) political or economic instability resulting in the disruption of trade from the countries in which the Company's contractors, suppliers, or customers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes, and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restriction on transfer of funds; (xiv) the inability of a contractor to deliver the Company's products in a timely manner thereby causing the Company to miss the delivery date requirements of its customers, which in turn could result in the cancellation of orders, refusal to accept deliveries, or a reduction in the selling price; (xv) the inability of the Company's licensees to obtain capital, manage their labor relations, or maintain operational or financial control over their businesses; (xvi) the violation of labor or other laws by any independent manufacturer or any licensee; and (xvii) general competitive risks, as well as certain other risks described herein.

ITEM 2. PROPERTIES

    Certain information concerning the Company's principal facilities, all of which are leased, is set forth below:

                                                                                                  APPROXIMATE AREA
LOCATION                                                               USE                         IN SQUARE FEET
-----------------------------------------------  -----------------------------------------------  ----------------
550 Seventh Avenue.............................  Principal executive and administrative offices;         80,000
New York, New York                                 Designer Collections design facilities, sales
                                                   offices, showrooms, and division offices
218, 240 and 250 West 40th Street..............  DKNY-Registered Trademark- executive and               155,000
New York, New York                               administrative offices, including its design
                                                   facilities, sales offices, production
                                                   offices, showrooms, and division offices
Carlstadt, New Jersey..........................  Distribution and warehouse facility; management        386,000
                                                   information systems and credit, and finance
                                                   operations
Kowloon, Hong Kong.............................  Distribution and warehouse facility; production         63,000
                                                   control, sourcing, and quality control
Milan, Italy...................................  Showrooms and public relations; shoe and                14,000
                                                   accessories offices

    The leases for the above facilities expire between 1999 and 2009. The Company anticipates that it will be able to extend those leases which expire in the near future on terms satisfactory to the Company or, if necessary, locate substitute facilities on acceptable terms. Although the Company believes that its current Carlstadt facility is adequate to meet its short-term needs, the Company is continuing to explore its alternatives with respect to the consolidation of its New Jersey warehouse.

    As of December 28, 1997, the Company operated 49 retail outlet stores in leased premises. Additionally, the Company had entered into a lease for a free-standing store in Las Vegas, Nevada. The outlet stores range in size from approximately 2,100 square feet to 7,600 square feet and the Las Vegas store is approximately 7,800 square feet. The leases for these stores expire between 1999 and 2007. The Company expects to renew, for the applicable option renewal period, those leases which expire in 1999. Subsequent to year-end, the Company entered into a 15-year lease for a 16,700-square foot DKNY flagship store on Madison Avenue in New York City, which is scheduled to open in Spring 1999.

    The Company believes that its existing facilities are well maintained and in good operating condition and are adequate for their intended use and the Company's present level of operations.

ITEM 3. LEGAL PROCEEDINGS

    In 1997, the Company and certain directors and officers of the Company (the "DK Defendants") were named as defendants in four separate class actions filed in the United States District Court for the Eastern District of New York. Each of the actions seeks unspecified damages and purports to be a class action on behalf of all purchasers of common stock during certain specified periods between June 1996 and May 1997. In September 1997, these actions were consolidated by court order. The complaints allege that the DK Defendants violated certain provisions of the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended, and the rules thereunder as well as New York common law by (i) making public statements and filing with the Securities and Exchange Commission documents allegedly containing materially false and misleading statements relating to the Company's license agreement with Designer Holdings, Inc., which agreement was terminated on or about March 5, 1997 and (ii) including in the Company's prospectus for its initial public offering allegedly untrue statements and omissions of material facts with respect to the business, management, and financial condition of the Company. In addition to the DK Defendants, certain underwriters (the "Underwriters") of the Company's initial public offering were named as defendants in the actions relating to such public offering. In January 1998, the DK Defendants filed a motion to dismiss the complaint in its entirety, with prejudice. The Underwriters have also filed a motion to dismiss. It is expected that the court hearing on the motions will occur in the Spring of 1998. Based on the information available to date, management does not believe that the outcome of this action will have a material adverse effect on the results of operations and financial condition of the Company.

    Additionally, the Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, the resolution of such matters will not have a material effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The names of the directors and executive officers of the Company and their ages and positions with the Company are as follows:

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Donna Karan..........................................          49   Chairman of the Board and Chief Designer
Stephan Weiss........................................          59   Vice Chairman and Director
John D. Idol.........................................          39   Chief Executive Officer and Director
M. William Benedetto.................................          56   Director
Andrea Jung..........................................          39   Director
Ann McLaughlin.......................................          56   Director
Lee Goldenberg.......................................          47   Executive Vice President-Worldwide Operations
Joseph B. Parsons....................................          44   Executive Vice President-Chief Financial Officer and
                                                                    Treasurer
David L. Bressman....................................          46   Senior Vice President, General Counsel, and Secretary

    DONNA KARAN founded the Company along with Stephan Weiss, Tomio Taki, Frank Mori, and Takihyo Inc. in 1984 and has served as Chief Designer of the Company from the date of its formation and Chief Executive Officer from the date of the Company's formation until August 1997. Ms. Karan has served on the Board of Directors of the Company since April 15, 1996, and has served as Chairman of the Board since July 1996. Immediately prior to the formation of the Company, Ms. Karan was the head designer at Anne Klein & Company. Ms. Karan is a member of the Board of Directors of the Council of Fashion Designers of America ("CFDA"), the Design Industries Foundation for AIDS, and the Martha Graham Center of Contemporary Dance. Ms. Karan also serves as a member of the Board of Governors of the Parsons School of Design, a division of The New School. Ms. Karan was honored as the CFDA's Designer of the Year in 1985 and 1990, as its Menswear Designer of the Year in 1992, and as its Womenswear Designer of the Year in 1996.

    STEPHAN WEISS has served on the Board of Directors of the Company since April 15, 1996, and as Vice Chairman since July 1996. From 1985 to 1992, Mr. Weiss served as the Operating Principal of the Company and from 1993 through 1995 as the Co-Chief Executive Officer. During this time, Mr. Weiss has served the Company in various capacities, including having direct supervisory responsibility for the legal department, licensing, new business ventures, and developing the Creative Services Department.

    JOHN D. IDOL joined the Company in July 1997 and has served as Chief Executive Officer and a director of the Company since August 11, 1997. Prior to joining the Company, Mr. Idol was employed by Polo Ralph Lauren Corporation, a publicly-traded apparel company, from 1984 through July 1997, most recently as group President, Product Licensing and the Home Collection.

    M. WILLIAM BENEDETTO, a founder and principal of Benedetto, Gartland & Co., Inc., a New York-based private placement and investment banking firm, has served as a director of the Company since July 1996. Before founding this firm in 1988, Mr. Benedetto was a senior executive in the investment banking industry.

    ANDREA JUNG has served as a director of the Company since October 1996. Since 1994, Ms. Jung has been employed by Avon Products Inc., a multinational cosmetics company, and, in January 1998, was named President of Avon Products Inc. and elected to its Board of Directors. From 1991 to 1993, Ms. Jung was Executive Vice President at Neiman Marcus Group. Ms. Jung is a director of Zales Corporation and was named the 1996 Marketer of the Year by Brandweek Magazine.

    ANN MCLAUGHLIN has served as a director of the Company since January 1997. Ms. McLaughlin has been Chairman of The Aspen Institute, an international non-profit, educational organization founded in 1950, since August 1996 and served as Vice Chairman of this institute since August 1993. From May 1990 to September 1995, Ms McLaughlin served as President of the Federal City Council, Washington D.C., a non-profit, non-partisan organization. From 1987 to 1989, Ms. McLaughlin was the United States Secretary of Labor. She also served as Chairman of the President's Commission on Aviation Security and Terrorism from 1989 to 1990 and as Under Secretary of the Department of the Interior from 1984 to 1987. Ms. McLaughlin is a director of AMR Corporation and its subsidiary, American Airlines Inc., Fannie Mae, General Motors Corporation, Host Marriott Corporation, Kellogg Company, Nordstrom, Sedgwick Group plc., Union Camp Corporation, Vulcan Materials Company, Harman International Industries, Inc., and Potomac Electric Power Company.

    LEE GOLDENBERG has been employed by the Company since April 1993 and has been Executive Vice President Worldwide Operations of the Company since November 1995. From April 1993 to November 1995, Mr. Goldenberg held increasingly responsible positions with the Company, including Senior Vice President and Chief Information and Logistics Officer. From 1985 to April 1993, Mr. Goldenberg was employed in various management positions at Bernard Chaus Inc., most recently as Vice President Management Information Systems.

    JOSEPH B. PARSONS has served as Executive Vice President and Chief Financial Officer of the Company since February 1996 and as Treasurer of the Company since June 1996. From January 1993 to February 1996, Mr. Parsons held various financial positions with the Company, most recently as Vice President Finance.

    DAVID L. BRESSMAN has served as Senior Vice President and General Counsel to the Company since July 1996 and as Secretary of the Company since June 1996. From April 1994 to July 1996, Mr. Bressman was Vice President and General Counsel of the Company. From 1984 to April 1994, Mr. Bressman was a member of the New York law firm Phillips, Nizer, Benjamin, Krim & Ballon.

    Donna Karan and Stephan Weiss are married to each other. There are no other family relationships among the directors and executive officers.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
  SHAREHOLDER MATTERS

    The Company's Common Stock has traded on the New York Stock Exchange under the symbol "DK" since the Company's initial public offering. The following table reflects the high and low sales prices of the Company's Common Stock, as reported by the New York Stock Exchange, for each quarter of fiscal year 1997 and 1996.

                                                           FISCAL 1996 (1)         FISCAL 1997
                                                         --------------------  --------------------
QUARTER                                                    HIGH        LOW       HIGH        LOW
-------------------------------------------------------  ---------  ---------  ---------  ---------
First..................................................     --         --      $   15.25  $    8.88
Second.................................................     --         --      $   12.88  $    9.13
Third..................................................  $   27.63  $   19.88  $   15.50  $   10.13
Fourth.................................................  $   22.88  $   13.50  $   17.75  $   10.94

------------------------

(1) The Company's Common Stock commenced trading on the New York Stock Exchange on June 28, 1996, the last trading day of the Company's second quarter of fiscal 1996. The closing sales price per share on such date was $28.00.

    As of March 20, 1998, the number of holders of record of the Company's Common Stock was approximately 1,372. As of March 20, 1998, there were two record owners of each of the Company's Class A Common Stock and Class B Common Stock.

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

                                                                    FISCAL YEAR ENDED
                                          ----------------------------------------------------------------------
                                           JANUARY 2,    JANUARY 1,   DECEMBER 31,  DECEMBER 29,   DECEMBER 28,
                                              1994          1995          1995          1996           1997
                                          ------------  ------------  ------------  -------------  -------------

                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
Net revenues(1).........................  $    364,705  $    420,164   $  510,126   $     612,840  $     638,725
Gross profit(1).........................       130,475       148,992      179,437         200,776        121,407
Selling, general, and administrative
  expenses(1)(2)........................       102,748       119,995      136,906         187,474        204,088
Restructuring charges(1)................       --            --            --            --                8,635
                                          ------------  ------------  ------------  -------------  -------------
Operating income(loss)..................        27,727        28,997       42,531          13,302        (91,316)
Equity in earnings of affiliate(3)......       --            --             2,519           3,089          1,435
Interest expense, net...................        (4,063)       (8,862)      (7,650)         (8,534)        (2,515)
Other expense(4)........................        (2,980)       (2,651)      --            --             --
Gain on sale of interests in
  affiliate(3)..........................       --            --            18,673        --             --
                                          ------------  ------------  ------------  -------------  -------------
Income(loss) before provision for
  certain state, local, and foreign
  income taxes..........................        20,684        17,484       56,073           7,857        (92,396)
Provision (benefit) for income
  taxes(5)..............................         1,312         1,139        2,398         (17,179)       (11,034)
                                          ------------  ------------  ------------  -------------  -------------
Net income(loss)........................  $     19,372  $     16,345   $   53,675   $      25,036  $     (81,362)
                                          ------------  ------------  ------------  -------------  -------------
                                          ------------  ------------  ------------  -------------  -------------
Earnings(loss) per common shares (6)....                               $     0.91   $        0.02  $       (3.78)
                                                                      ------------  -------------  -------------
                                                                      ------------  -------------  -------------
Weighted average shares outstanding
  (6)...................................                               16,017,032      18,742,533     21,512,050
                                                                      ------------  -------------  -------------
                                                                      ------------  -------------  -------------
BALANCE SHEET DATA:
Working capital.........................  $     11,592  $     52,289   $   92,635   $     146,805  $      79,989
Total assets............................       137,129       157,004      203,975         311,695        287,488
Total long-term debt, including current
  portion...............................         1,044        51,426       53,538             318             36
Stockholders' equity and partners'
  capital...............................        42,329        47,837       80,846         203,791        122,464

------------------------

(1) Included in the financial statements for the fiscal year ended December 28, 1997 are restructuring charges, other charges, primarily nonrecurring, and operating losses aggregating $61.5 million as follows: restructuring charges of $8.6 million; $21.1 million related to the wind-down of the Company's beauty business (net of a $2.2 million gain in connection with the consummation of this transaction) of which $11.7 million is recorded as cost of sales, $10.9 million is recorded as sales returns and $0.7 million is recorded as selling, general, and administrative expenses; $2.3 million of operating losses of the beauty business subsequent to the consummation of this transaction; $12.5 million related to the wind-down of the Company's DKNY jeans business as a result of the license of the business classified as $9.4 million of cost of sales and $3.1 million of selling, general and administrative expenses; and, $17.0 million of other charges related to the realignment of a retail and

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(FOOTNOTES CONTINUED FROM PRECEDING PAGE)

    distribution arrangement, additional severance costs, and other costs related to strategic initiatives and cost containment, which have been classified as $15.4 million of selling, general and administrative expenses and $1.6 million of cost of sales.

(2) Included in selling, general and administrative expenses for the fiscal year ended December 29, 1996 are one-time charges for bonuses relating to the Offering of $5.3 million, the award of 105,100 shares of common stock to certain employees pursuant to the Company's 1996 Stock Incentive Plan which amounted to $2.5 million, and $3.2 million related to the purchase of all sales and marketing plans, patterns, samples, fabrics and other materials developed by Designer Holdings, Ltd. in connection with the termination of the DH License (as hereafter defined).

(3) On March 31, 1995, the Company sold 70% of its interest in the operations of Donna Karan Japan to a nonaffiliated party. The Company recognized a gain on this transaction, net of transaction costs, of $18.7 million. Subsequent to the sale, the Company has accounted for its remaining 30% interest in the operations of Donna Karan Japan using the equity method of accounting. Equity in earnings of affiliate amounted to $2.5 million, $3.1 million and $1.4 million for the years ended December 31, 1995, December 29, 1996, and December 28, 1997, respectively. An agreement with Donna Karan Japan provides for a management fee payable to the Company based upon net sales of Donna Karan Japan, which amount is included as an offset against selling, general, and administrative expenses. See Note 7 to Notes to Financial Statements elsewhere herein.

(4) Other expenses represent charges, primarily legal and other professional fees, related to a proposed initial public offering in 1993 amounting to $3.0 million and a proposed debt offering in 1994 amounting to $2.7 million.

(5) The benefit for income taxes for the fiscal year ended December 28, 1997 is net of a $24.0 million valuation allowance which was recorded due to the inherent uncertainties in estimating future taxable income. The provision for income taxes for the fiscal year ended December 29, 1996 includes a $19.0 million tax benefit which was recorded by the Company concurrent with becoming subject to Federal and additional state income taxes. See Note 15 to Notes to Financial Statements elsewhere herein.

(6) Options outstanding during 1997 were not included in the calculation of earnings per share because the effect would be antidilutive. Earnings per share data for 1995 and 1996 are presented on a pro forma basis. Pro forma net income per share for the year ended December 31, 1995 is based upon (a) 10,612,934 shares of common stock outstanding during the period, (b) the number of shares of common stock (5,298,998) sold by the Company, at an offering price of $24.00 ($21.96 net of expenses) per share, the proceeds of which would be necessary to pay approximately $116.0 million of distribution notes previously issued (including accrued interest thereon), representing cumulative undistributed taxable income on which taxes previously had been paid, and (c) 105,100 shares of Common Stock which the Company awarded to certain employees pursuant to the Company's stock incentive plan. Pro forma net income per share for the year ended December 29, 1996 is based on the weighted average of the above shares outstanding for the period prior to the Offering, and 21,468,034 shares for the period subsequent to the Offering. The net income used in the calculation of pro forma per share information excludes the reduction of interest costs of $3.5 million and $6.2 million in 1996 and 1995, respectively and the reduction in amortization of deferred financing costs of $0.8 million and $0.6 million in 1996 and 1995, respectively, and the related tax effect of $1.8 million and $2.9 million in 1996 and 1995, respectively. Basic and diluted pro forma earnings per share are the same since there were no options outstanding in 1995 and there was no dilutive effect of options in 1996.

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(FOOTNOTES CONTINUED FROM PRECEDING PAGE)

    Pro forma net income is as follows:

                                                                      YEAR ENDED
                                                         ------------------------------------
                                                           DECEMBER 31,       DECEMBER 29,
                                                               1995               1996
                                                         -----------------  -----------------
Pro forma-unaudited
Historical income before income taxes..................      $  56,073          $   7,857
Pro forma adjustments other than income taxes..........         23,943              1,436
                                                               -------             ------
Pro forma income before income taxes...................         32,130              6,421
Pro forma provision for income taxes...................         13,705              3,537
                                                               -------             ------
Pro forma net income...................................      $  18,425          $   2,884
                                                               -------             ------
                                                               -------             ------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following discussion provides information and analysis of the Company's results of operations for the fiscal years ended December 31, 1995, December 29, 1996, and December 28, 1997 and its liquidity and capital resources, and should be read in conjunction with the audited Financial Statements and the notes thereto. The Company utilizes a 52- or 53- week fiscal year ending on the Sunday nearest December 31.

    1997 OVERVIEW

    The operating loss in 1997 was $91.3 million. The results in 1997 were negatively impacted by significant transactions and strategic decisions. The financial statements include restructuring charges of $8.6 million, charges of $23.4 million related to the wind-down of the Company's beauty business, $12.5 million related to the wind-down of the DKNY jeans and active business and $17.0 million of other charges, primarily nonrecurring, related to strategic initiatives. Without the aforementioned charges, the operating loss would have been $29.8 million. The Company's financial performance in 1997 was negatively impacted by lower gross margins and a strategy to liquidate prior seasons merchandise for the Company's outlet stores, among other items, as discussed in greater detail below.

    RESTRUCTURINGS AND STRATEGIC PLAN

    On December 16, 1997, the Company announced a restructuring and strategic plan to reduce expenses and streamline operations. The major strategic initiatives are aimed at strengthening financial performance by reducing costs, increasing efficiencies, increasing licensing royalties, and focusing on key business areas. See "Business--Overview" for a discussion of the Company's restructuring and strategic plan. The Company currently analyzes its business based on wholesale, licensing and retail business units.

    As a result of the aforementioned restructuring and strategic plan and the May 28, 1997 plan aimed at containing costs and restructuring certain of its operations, the Company recognized restructuring charges of $8.6 million, which include $7.1 million related to severance, $0.8 million related to abandoning leased space, and $0.7 million to close the Company's Prato, Italy office, and other charges, primarily nonrecurring, amounting to $17.0 million, including $5.9 million for the realignment of a retail and distribution arrangement in Europe, $3.6 million relating to additional severance costs and other costs recorded during the cost containment review process, which have been classified as $15.4 million of selling, general and administrative expenses and approximately $1.6 million of cost of sales.

    During 1997, the Company completed strategic alliances with ELI for beauty and beauty-related products and LCI for DKNY jeans and activewear products. Consistent with the Company's strategic plan to grow its licensing relationships, the Company continues to investigate licensing opportunities and has entered into additional strategic alliances in 1998. See
"Business--Licensing."

    SIGNIFICANT TRANSACTIONS

    On July 3, 1996, the Company sold 10,750,000 shares of its common stock in the Offering. Net proceeds of the Offering, after deducting underwriting discounts and commissions and professional fees, aggregated $236.0 million. Proceeds of the Offering were used to retire distribution notes and accrued interest thereon totaling approximately $116.4 million, to repay the Company's term loans and the revolving line of credit which totaled approximately $76.8 million, to pay a certain one-time bonus under an employment agreement which amounted to approximately $5.0 million (which is included in selling, general, and administrative expenses) and to pay a one-time fee under the Gabrielle License which amounted to $4.6 million (which is included in cost of sales). The remaining $33.2 million was used for other general corporate purposes. The distribution notes were issued in April 1996 to the principals (and certain of their affiliates) of the Company, and represented an estimate of the cumulative undistributed taxable income (on which taxes previously had been paid) of the Company since its inception through the anticipated closing date of the Offering.

    Upon the consummation of the Offering, the Company entered into the Gabrielle License with Gabrielle Studio. The Gabrielle License provides that the Company will pay to Gabrielle Studio an annual royalty equal to 1.75% of the first $250 million net sales (as defined in the Gabrielle License, which includes products and store services) for such year, plus 2.5% of the next $500 million of net sales for such year, plus 3% for the next $750 million of net sales for such year, plus 3.5% of all net sales for such year in excess of $1.5 billion. For purposes of computing the annual royalty, "net sales" includes sales by the Company, its affiliates, its subsidiaries, and its sublicensees of products bearing any of the licensed trademarks or Ms. Karan's name or likeness.

    On September 27, 1996, the Company entered into a license (the "DH License") with Designer Holdings, Ltd. ("Designer Holdings"), for the exclusive production, sale and distribution of men's, women's and, with certain exceptions, children's jeanswear under the DKNY JEANS label. Under the terms of the agreement, the Company received an initial payment of $6.0 million from Designer Holdings to reimburse the Company for certain costs related to the start-up and development of the DKNY JEANS label. Under the license agreement, the Company was also entitled to receive additional payments and annual royalties and administrative fees on sales. On March 4, 1997, the DH License was terminated by mutual agreement of the Company and Designer Holdings. Pursuant to the termination of the agreement, the Company returned to Designer Holdings the initial $6.0 million payment, and a $1.3 million advance royalty payment. Additionally, in order to assure a smooth transition of the DKNY jeanswear business, the Company purchased, for $3.2 million, all sales and marketing plans, patterns, samples, fabrics, and other materials developed by Designer Holdings in connection with the jeanswear business, which amount was included in selling, general, and administrative expenses in the fourth quarter of fiscal 1996.

    During the fourth quarter of 1996, the Company revised its long-term strategy for the Beauty Division and announced that the Board of Directors had authorized management to explore strategic alternatives for the Beauty Division. On November 10, 1997, the Company and ELI consummated the transaction previously announced on September 30, 1997, whereby the Company granted to ELI exclusive worldwide rights to the DONNA KARAN NEW YORK and DKNY trademarks for the manufacture, marketing, distribution and sale of beauty and beauty-related products, including fragrances, cosmetics, skincare products, and beauty-related accessories. In connection therewith and with the sale to ELI of certain assets relating to the existing business, the Company received $25.0 million and will receive additional royalties from ELI based on sales of such beauty and beauty-related products. Under certain circumstances, the Company is obligated to repay to ELI a portion of these payments plus a penalty amount if certain products are not launched in accordance with an agreed-upon schedule. The Company recorded a loss of $21.1 million related to the wind-down of the Company's beauty business (net of a $2.2 million gain in connection with the consummation of this transaction).

    On January 8, 1998, the Company and LCI consummated the transaction previously announced on December 15, 1997, whereby the Company granted to LCI the exclusive, long-term rights to the DKNY

JEANS and DKNY ACTIVE trademarks for apparel products and to source, market, distribute and sell both collections in the Western Hemisphere. In connection therewith and with the sale to LCI of certain usable inventory and other assets relating to the existing business, the Company received $30.0 million and will receive additional royalties from LCI based on sales of such jeans and activewear products. In connection with the transaction with LCI, the Company recorded a loss of $12.5 million, which represents the write-down of inventory to net realizable value, as well as other costs necessary to exit its existing jeans business.

    The Company sells its products in Japan through Donna Karan Japan, a Japanese corporation. In March 1995, the Company sold 52.5% of its 100% interest in the operations of Donna Karan Japan to HPL, and 17.5% of its interest in the operations of Donna Karan Japan to a corporation owned by a private investor with a substantial interest in HPL. In connection with the sale to HPL, Donna Karan Japan became the exclusive distributor of the Company's products in Japan, subject to certain limited exceptions.

    On March 26, 1998, the Company and HPL sold all of their outstanding shares in Donna Karan Japan to OKC. At the same time, Donna Karan Japan was granted a 16-year exclusive license to import, manufacture, license and/or distribute DONNA KARAN NEW YORK and DKNY products in Japan, with certain exceptions. In addition, Donna Karan Japan was granted the exclusive right to develop and operate a total of 12 DONNA KARAN NEW YORK and DKNY retail boutiques in Japan over the term of the agreement. Upon consummation of this transaction, the Company received $15.9 million. The Company will receive a royalty on net sales of licensed products and a servicing fee on net sales of Donna Karan products imported by Donna Karan Japan. See Note 7 to Notes to Financial Statements elsewhere herein.

    OUTLOOK--SALES TO ASIA

    In 1997, revenue from sales to Asia represented approximately 18.2% of the Company's wholesale net revenues including approximately 11.9% to Japan and approximately 6.3% to other areas in Asia. The Company has experienced a declining sales trend in Japan in 1997 over the prior year which the Company believes was due, in part, to currency fluctuations and the general economic conditions in the region. Additionally, in the fourth quarter of 1997, the Company experienced requests for cancellations of orders and various other concessions from its primary customers in Asia (excluding Japan). The Company accepted certain cancellations relating to its Spring shipments that would have been shipped in the first quarter of 1998 and granted certain concessions. The Company believes that this situation is due primarily to currency fluctuations and the economic conditions in the region. The Company is also experiencing a decrease in orders for its Summer and Fall 1998 seasons which are shipped in the second and third quarter, respectively, of 1998 and expects that this trend will continue in the fourth quarter of 1998.

    REVENUES

    The following table sets forth net revenues generated by the Company's wholesale, licensing, retail, and beauty products.

                                                                                         1995       1996       1997
                                                                                       ---------  ---------  ---------
Wholesale............................................................................  $   425.6  $   500.7  $   539.9
Retail...............................................................................       48.9       60.9       70.5
Licensing............................................................................        5.7        7.5        9.6
Beauty Products(1)...................................................................       29.9       43.7       18.7
                                                                                       ---------  ---------  ---------
                                                                                       $   510.1  $   612.8  $   638.7
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

------------------------

(1) The Company is winding down its beauty products business as a result of the transaction with ELI whereby the Company granted to ELI exclusive worldwide rights for the sale of beauty and beauty-related products.

    The Company's wholesale business consists of its core business of selling DONNA KARAN NEW YORK and DKNY apparel and accessories products to department stores, specialty stores, boutiques, and to the Company's free-standing International Retail Stores.

PRO FORMA STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 29, 1996 AND
  DECEMBER 31, 1995 (UNAUDITED)

    The following table sets forth for the years ended December 31, 1995 and December 29, 1996: (a) historical statements of income data; (b) pro forma adjustments to reflect the Offering and certain other adjustments as if they had occurred on January 1, 1996 and January 2, 1995, and adjustments arising from the sale of the Company's 70% interest in the operations of Donna Karan Japan as if it had occurred on January 2, 1995; and (c) pro forma statements of income data.

                                                                                     YEAR ENDED DECEMBER 29, 1996
                                                                             --------------------------------------------
                                                                                             PRO FORMA
                                                                             HISTORICAL     ADJUSTMENTS       PRO FORMA
                                                                             ----------   ---------------   -------------

                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues...............................................................   $ 612,840                     $612,840
                                                                             ----------                     -------------
Gross profit...............................................................     200,776      (7,248)(i)      198,163
                                                                                              4,635(ii)
Selling, general, and administrative expenses..............................     187,474      (1,500)(iii)    178,105
                                                                             ----------                     -------------
                                                                                             (5,347)(iv)
                                                                                             (2,522)(v)
Operating income...........................................................      13,302                       20,058
Equity in earnings of affiliate............................................       3,089                        3,089
Interest (expense) income, net.............................................      (6,577)      3,475(vi)          155
                                                                                                837(vii)
                                                                                              2,420(ix)
Interest (expense) on distribution notes...................................      (1,957)      1,957(viii)      --
                                                                             ----------                     -------------
Income before income taxes.................................................       7,857                       23,302
Provision (benefit) for income taxes.......................................     (17,179)     27,898(x)        10,719
                                                                             ----------                     -------------
Net income.................................................................   $  25,036                     $ 12,583
                                                                             ----------                     -------------
                                                                             ----------                     -------------
Pro forma earnings per share...............................................                                 $   0.59(xii)
                                                                                                            -------------
                                                                                                            -------------

                                                                                       YEAR ENDED DECEMBER 29, 1996
                                                                                  ---------------------------------------
                                                                                                 PRO FORMA
                                                                                  HISTORICAL    ADJUSTMENTS     PRO FORMA
                                                                                  ----------   --------------   ---------

                                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues....................................................................   $ 510,126      (5,521)(xi)   $504,605
                                                                                  ----------                    ---------
Gross profit....................................................................     179,437      (6,814)(xi)    159,817
                                                                                                 (12,806)(i)
Selling, general and administrative expenses....................................     136,906      (4,828)(xi)    129,761
                                                                                  ----------                    ---------
                                                                                                  (2,317)(iii)
Operating income................................................................      42,531                      30,056
Equity in earnings of affiliate.................................................       2,519         394 (xi)       2,913
Interest expense, net...........................................................      (7,650)      6,237 (vi)        (839)
                                                                                                     574 (vii)
Gain on sale of interest in affiliates..........................................      18,673     (18,673)(xi)      --
                                                                                  ----------                    ---------
Income before income taxes......................................................      56,073                      32,130
Provision for income taxes......................................................       2,398      11,307(x)       13,705
                                                                                  ----------                    ---------
Net income......................................................................   $  53,675                    $ 18,425
                                                                                  ----------                    ---------
                                                                                  ----------                    ---------
Pro forma earnings per share....................................................                                $   0.86(xii)
                                                                                                                ---------
                                                                                                                ---------

------------------------

(i) Royalties of $12.8 million and $7.2 million in 1995 and 1996, respectively, to be paid to a corporation owned by two of the Company's principal stockholders and their affiliated trusts pursuant to a licensing agreement.

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(FOOTNOTES CONTINUED FROM PRECEDING PAGE)

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

(xi) Adjustments to reflect the Company's sale of its 70% interest in the operations of Donna Karan Japan, as if it had occurred on January 2, 1995. The gain of $18.7 million has been excluded, and, as a result of this sale, the Company's combined statement of income has been adjusted to reflect the accounting for the Company's interest in Donna Karan Japan using the equity method of accounting for the period from January 2, 1995 until March 31, 1995, the date of the sale. Accordingly, net revenues have been decreased by $5.5 million, which reflects the difference between net revenues generated by sales from Donna Karan Japan to its customers and those net revenues of the Company derived from sales to Donna Karan Japan (as if Donna Karan Japan were a customer of the Company); gross profit has been decreased by $6.8 million; and selling, general and administrative expenses have been decreased by $4.8 million, which included management fee income of $0.3 million from an agreement with Donna Karan Japan. In addition, under the equity method of accounting, $0.4 million of equity in earnings of affiliate has been recorded to reflect the Company's portion of Donna Karan Japan's net income (see Note 7 of Notes to Financial Statements).

(xii) Pro forma earnings per share have been calculated using 21,468,034 shares, which assumes the number of shares outstanding after the Offering were outstanding for the entire period.

RESULTS OF OPERATIONS

COMPARISON OF 1997 TO 1996

                                                             HISTORICAL                       PRO FORMA          WITHOUT CHARGES
                                             ------------------------------------------  --------------------  --------------------
                                                     1996                  1997                  1996                1997(1)
                                             --------------------  --------------------  --------------------  --------------------
Net revenues...............................  $   612.8      100.0% $   638.7      100.0% $   612.8      100.0% $   642.8      100.0%
Gross profit...............................      200.8       32.8      121.4       19.0      198.2       32.3      151.6       23.6
Selling, general, and administrative
  expenses.................................      187.5       30.6      204.1       32.0      178.1       29.1      181.4       28.2
Operating income(loss).....................       13.3        2.2      (91.3)     (14.3)      20.1        3.3      (29.8)      (4.6)
Equity in earnings of affiliate............        3.1         .5        1.4         .2        3.1         .5        1.4         .2
Net income(loss)...........................       25.0        4.1      (81.4)     (12.7)      12.6        2.1        N/A        N/A

------------------------

(1) Excludes restructuring charges, other charges, primarily nonrecurring, and operating losses aggregating $61.5 million incurred in 1997 as follows: restructuring charges of $8.6 million; $21.1 million related to the wind-down of the Company's beauty business (net of a $2.2 million gain in connection the consummation of this transaction), of which $11.7 million was recorded as cost of sales, $10.9 million was recorded as sales returns and $0.7 million was recorded as selling, general and administrative expenses; $2.3 million of operating losses of the beauty business subsequent to the consummation of this transaction; $12.5 million related to the wind-down of the DKNY jeans business as a result of the license of the business classified as $9.4 million of cost of sales and $3.1 million of selling, general and administrative expenses; and $17.0 million of other charges related to the realignment of a retail and distribution arrangement, additional severance costs, and other costs related to strategic initiatives and cost containment, which have been classified as, $15.4 million of selling, general and administrative expenses and $1.6 million of cost of sales.

    NET REVENUES were $638.7 million in 1997, an increase of 4.2% from the net revenues of $612.8 million recorded in 1996. The increase was due to a 28.0% increase in licensing revenues from $7.5 million in 1996 to $9.6 million in 1997, a 15.8% increase in retail revenues from $60.9 million in 1996 to $70.5 million in 1997 and a 7.8% increase in wholesale revenues from $500.7 million in 1996 to $539.9 million in 1997, somewhat offset by a 57.2% decrease in beauty products revenues from $43.7 million in 1996 to $18.7 million in 1997.

    The increase in licensing revenues was due primarily to the DKNY Kids license in Europe and the Middle East, which had its first full year in 1997, as well as growth in sales of other licensed products. The increase in the retail revenues was due to an increase in the number of outlet stores from 37 at the end of 1996 to 49 at the end of 1997, somewhat offset by a decrease in comparable store sales of 5.4%. The increase in the wholesale revenues was due to: a 20.8 % increase in the revenues of the accessories business primarily due to an increase in the shoe business; a 5.7% increase in the revenues of the menswear business primarily due to in increase in the DKNY business; and, a 2.0% increase in the revenues of the womenswear business due to an increase in the DONNA KARAN NEW YORK Collection business somewhat offset by a decrease in the DKNY business. The decrease in the revenues of the beauty products business is primarily due to the wind-down of the business in anticipation of the previously announced licensing transaction.

    GROSS PROFIT as a percentage of net revenues was 19.0% and 32.8% (32.3% on a pro forma basis) in 1997 and 1996, respectively. The 1997 gross profit was impacted by the wind down of the Company's beauty and DKNY jeans businesses and other charges, primarily nonrecurring, related to strategic initiatives. In conjunction with these transactions, the Company recorded charges, primarily nonrecurring, included in cost of sales of $11.7 million related to the beauty business, $9.4 million related to the DKNY jeans business and $1.6 million related to strategic initiatives. Without these charges, gross profit would have been $151.6 million, or 23.6% of net sales. The decrease in the gross margin (excluding the charges) was primarily attributed to a 9 point decrease in the gross profit margin of the wholesale group (excluding beauty) from 1996 to 1997 due to: an increase in dilution; planned reductions in initial margins; a greater mix of lower margin off price goods; and an increase in certain manufacturing costs. The gross profit was also impacted by a 14 point decrease in the retail business' margin from 1996 to 1997 primarily due to a strategy to liquidate prior seasons' merchandise in anticipation of changing the merchandising strategy for the Company's outlet stores.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased to 32.0% of net revenues in 1997 from 30.6% (29.1% on a pro forma basis) in 1996. The 1997 selling, general, and administrative expenses increased as a percent of sales due to charges, primarily nonrecurring, totaling $22.7 million which included: charges related to strategic initiatives of $15.4 million; $4.2 million relating to the wind-down of the Company's beauty business, net of a gain of approximately $2.2 million representing the portion of proceeds recognized as income reduced by the cost of exiting the beauty business; and, $3.1 million relating to the wind-down of the Company's DKNY jeans business. The 1996 selling, general, and administrative expenses included a nonrecurring expense of $3.2 million for the purchase of sales and marketing plans, fabrics, patterns, and other materials in connection with the termination of the DH License. Without the nonrecurring expenses, selling, general, and administrative expenses would have been 28.2% in 1997 and 30.1% (28.5% on a pro forma basis) in 1996.

    RESTRUCTURING CHARGES were $8.6 million in 1997 primarily relating to severance costs and related benefits.

    OPERATING INCOME (LOSS) decreased to a loss of $91.3 million in 1997 from income of $13.3 million ($20.1 million on a pro forma basis) in 1996. Without the restructuring and other charges, primarily nonrecurring, the operating loss would have been $29.8 million in 1997, a $49.9 million decrease from the 1996 pro forma operating income primarily due to the decrease in the gross margin in 1997 compared to 1996.

    EQUITY IN EARNINGS OF AFFILIATE was $1.4 million in 1997 compared to $3.1 million in 1996, a decrease of $1.7 million, due to a decrease in the earnings of the operations of Donna Karan Japan.

    INTEREST EXPENSE net of interest income decreased to $2.5 million in 1997 from $6.6 million in 1996. On a pro forma basis, the Company recorded $0.2 million of interest income in 1996. The decrease in interest expense on a historic basis was primarily due to the Company having the benefit for the full year of the proceeds of the Offering. The increase in interest expense in 1997 compared to 1996 on a pro forma basis was primarily due to higher borrowing requirements to fund working capital, operating losses, other losses, and nonrecurring charges, as well as for other general corporate purposes.

    PROVISION (BENEFIT) FOR INCOME TAXES was a benefit of $11.0 million in 1997 compared to a benefit of $17.2 million in 1996. On a pro forma basis, the provision for income taxes was $10.7 million in 1996. In years prior to 1997, the Company had significant taxable income. However, until July 2, 1996, the date of the Offering, the various entities were partnerships or corporations that had elected to be taxed as S corporations pursuant to the Internal Revenue Code, and the taxes were paid by the partners and the shareholders of the S corporations. Accordingly, tax loss carrybacks are limited to the period subsequent to July 2, 1996. Therefore, realization of the future tax benefits related to any deferred tax assets is dependent primarily on the Company's ability to generate sufficient taxable income within the net operating loss carryforward period. Due to the inherent uncertainties in estimating future taxable income, the Company has recorded a valuation allowance of $24.0 million.

    NET INCOME (LOSS) was a loss of $81.4 million in 1997 compared to net income of $25.0 million in 1996 ($12.6 million on a pro forma basis). The loss was due to the reduced margin in 1997 compared to 1996 as well as the restructuring and nonrecurring charges incurred in 1997 as described above.

COMPARISON OF 1996 TO 1995

                                                                  HISTORICAL                             PRO FORMA
                                                  ------------------------------------------  -------------------------------
                                                          1995                  1996                  1995            1996
                                                  --------------------  --------------------  --------------------  ---------
Net revenues....................................  $   510.1      100.0% $   612.8      100.0% $   504.6      100.0% $   612.8
Gross profit....................................      179.4       35.2      200.8       32.8      159.8       31.7      198.2
Selling, general, and administrative expenses...      136.9       26.8      187.5       30.6      129.8       25.7      178.1
Operating income................................       42.5        8.3       13.3        2.2       30.1        6.4       20.1
Equity in earnings of affiliate.................        2.5        0.5        3.1        0.5        2.9        0.6        3.1
Net income......................................       53.7       10.5       25.0        4.1       18.4        3.7       12.6



Net revenues....................................      100.0%
Gross profit....................................       32.3
Selling, general, and administrative expenses...       29.1
Operating income................................        3.3
Equity in earnings of affiliate.................        0.5
Net income......................................        2.1

    NET REVENUES were $612.8 million in 1996, an increase of 20.1% (21.4% on a pro forma basis) from the net revenues of $510.1 million recorded in 1995. The increase was due to a 46.2% increase in revenues of the beauty products business from $29.9 million in 1995 to $43.7 million in 1996, a 31.6% increase in licensing revenues from $5.7 million in 1995 to $7.5 million in 1996, a 24.5% increase in retail revenues from $48.9 million in 1995 to $60.9 million in 1996 and a 17.6% increase in wholesale revenues from $425.6 million in 1995 to $500.7 million in 1996.

    The increase in the beauty division was due to the continued growth of the women's signature fragrance and bath and body line and to expanded product offerings in 1996 compared to 1995, including the launch of Chaos in the fourth quarter of 1996. The increase in licensing revenues was due to growth in sales of licensed products and the launch of the DKNY Kids licensed product in Europe and the Middle East. The increase in the retail revenues was due to an increase in the number of outlet stores and an increase in comparable store sales. The increase in the wholesale revenues was primarily due to: a 54.5% increase in the revenues of the menswear business primarily due to an increase in the DKNY business; a 27.4% increase in the revenues of the accessories business primarily due to an increase in the shoe and DKNY accessories business; and a 7.7% increase in the revenues of the womenswear business due to an increase in the DKNY business somewhat offset by a decrease in the DONNA KARAN NEW YORK business.

    GROSS PROFIT as a percentage of net revenues was 32.8% and 35.2% (32.3% and 31.7% on a pro forma basis) in 1996 and 1995, respectively. The decrease in the historical gross margin was primarily attributable to $13.9 million in royalty fees expensed in 1996 in connection with the Gabrielle License (see Note 11 to Notes to Financial Statements) as well as the impact on gross profit in 1995 from the sale of 70% of the operations of Donna Karan Japan as described in note
(xi) in the above Pro Forma Statements of Income. These royalty fees are included in cost of sales. Included in the royalty fees was a $4.6 million one-time payment made by the Company in connection with entering into the Gabrielle License. The slight improvement in gross margin percentage on a pro forma basis was attributable to the relative increase in sales of beauty division products, which have gross margins that are higher than the average gross margin, in the Company's sales mix.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased to 30.6% (29.1% on a pro forma basis) of net revenues in 1996 from 26.8% (25.7% on a pro forma basis) in 1995. The 1996 selling, general, and administrative expense included a non-recurring expense of $3.2 million for the purchase of sales and marketing plans, fabrics, patterns and other materials in connection with the termination of the DH

License. Selling, general, and administrative expense grew in part due to the growth of the Company's beauty division, for which selling, general, and administrative expenses as a percentage of sales is higher than for the Company's wholesale products. The Company's selling, general, and administrative expense grew due to both the increase in sales of beauty division products compared to non-beauty sales and increase in the beauty division's selling, general, and administrative expense as a percentage of sales in 1996 compared to 1995. The increase of the beauty division was due to ongoing growth of core beauty products and the launch in 1996 of Chaos, a new designer fragrance. Other than the above factors, on a pro forma basis, selling, general, and administrative expense increased in 1996 compared to 1995 due to amortization of shop-in-shop expenditures and other domestic co-op merchandising and advertising expenditures; expenditures to support the growth of international sales, including an increased sales force and increased co-op advertising spending; increased domestic advertising expenditures; additional costs associated with being a public company; and, additional infrastructure spending to support the Company's growth.

    On a historical basis, 1996 selling, general and administrative expense was additionally negatively impacted by $7.6 million in non-recurring expenses incurred in connection with the Offering, somewhat offset by a decrease in selling, general, and administrative expense subsequent to the sale of the Company's 70% interest in Donna Karan Japan (See notes (iii), (iv), (v) and (xi) in the above Pro Forma Statements of Income).

    OPERATING INCOME decreased to $13.3 million in 1996 from $42.5 million in 1995, a 68.7% decrease. On a pro forma basis, operating income decreased to $20.1 million in 1996 from $30.1 million in 1995, or a 33.3% decrease.

    INTEREST EXPENSE decreased to $6.6 million in 1996, or 13.2%, from $7.6 million in the same period in 1995, primarily due to a reduction in outstanding borrowings in 1996, offset by the write-off of $2.4 million of deferred financing charges in 1996.

    INTEREST EXPENSE ON DISTRIBUTION NOTES was incurred on the distribution notes that were issued to the former principals of the Company and their affiliates, which were paid on July 3, 1996 with the proceeds of the Offering.

    PROVISION FOR INCOME TAXES on a historical basis reflects the recognition in 1996 of a $19.0 million deferred tax asset in connection with the Company becoming subject to Federal and additional state income taxes, as well as an additional benefit for income taxes in the second half of 1996 of $1.3 million. During the same period in 1995 and for the first half of 1996, the Company was not subject to Federal and certain state income taxes. On a pro forma basis, income taxes were recorded as if the Company had been subject to Federal and additional state income taxes for the entire 1996 and 1995 periods.

    NET INCOME decreased, on a historical basis, to $25.0 million in 1996 from $53.7 million in 1995. This decrease was primarily due to the factors described above and the gain of $18.7 million on the sale of Donna Karan Japan in March of 1995. On a pro forma basis, net income decreased to $12.6 million in 1996 from $18.4 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company's principal need for funds was to finance working capital (principally inventory and receivables), capital expenditures, and investments in the start up of new collections and the extension of existing collections. The Company has relied on cash flow from operations, bank lines of credit, and term loans for its capital requirements.

    The Company has supplemented its cash flow from operations and bank lines of credit with proceeds of the Offering and its license and strategic alliances. On November 10, 1997, the Company received from ELI $25.0 million relating to the grant of worldwide rights for the manufacturing, marketing, distribution, and sale of beauty and beauty-related products and the sale of certain assets relating to the existing business. Under certain circumstances, the Company is obligated to repay to ELI a portion of these payments plus a penalty amount if certain products are not launched in accordance with an agreed-upon schedule. On January 8, 1998, the Company received from LCI $30.0 million relating to the grant of rights for the manufacturing, marketing, distribution and sale of DKNY jeans and activewear products in the Western Hemisphere.

    At December 28, 1997, the Company had working capital of $80.0 million compared to working capital of $146.8 million at December 29, 1996. Changes in working capital included: a decrease in cash of $36.0 million primarily due to funding operating and other losses net of the increase in the Company's revolving credit facility, other payments received (including the aforementioned payment from ELI) and working capital changes; a decrease in accounts receivable of $4.8 million, an increase in inventory of $11.7 million, and an increase in accounts payable, accrued expenses and other current liabilities of $28.3 million, in each case as a result of revenue growth, timing effects and the impact of recording restructuring charges, nonrecurring charges relating to the beauty and DKNY jeans businesses and charges for strategic initiatives.

    In September 1996, the Company entered into a $150.0 million revolving credit facility (the "Facility"), which was amended and restated during 1997 and in January 1998. The Facility expires on January 30, 2001. The Facility includes a $70.0 million subfacility for letters of credit and a $30.0 million subfacility for loans in certain foreign currencies. Borrowings under the Facility bear interest at a fixed spread over the lead bank's prime rate or, at the option of the Company, at a fixed spread over the LIBOR and are limited to a borrowing base calculated on eligible accounts receivable, inventory, and letters of credit except during certain periods when the borrowings may exceed the borrowing base by certain amounts. The Facility is secured by accounts receivable and inventory of the Company and a pledge of all the equity interests of the subsidiaries of the Company. The Facility includes financial and other restrictive covenants, including a limitation on additional debt which can be incurred and on the amount of dividends which the Company can pay. The Facility is used for working capital needs and general corporate purposes. The Company also recorded a $6.7 million note payable to a principal stockholder as of December 28, 1997 which was repaid by the Company during the first quarter of 1998.

    Capital expenditures, primarily for equipment, machinery, computers, office furniture, leasehold improvements, and outlet stores, were approximately $9.8 million and $16.3 million for the years ended December 28, 1997 and December 29, 1996, respectively. As of March 24, 1998, the Company had committed to additional capital expenditures during 1998 of approximately $0.9 million.

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

    The Company anticipates that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flow from operations, supplemented by borrowings under the Facility and, from time to time, amounts received in connection with strategic transactions, including licensing arrangements.

SEASONALITY OF BUSINESS

    The Company's business varies with general seasonal trends that are characteristic of the apparel and beauty industries, and it generally experiences lower net revenues and net income (or higher net losses) in the first half of each fiscal year as compared to the second half of its fiscal year. Accordingly, the Company's outstanding borrowings, historically, have been lower on or about its fiscal year end. On a quarter to quarter basis, the Company's operations may vary with production and shipping schedules, the introduction of new products, and variations in the timing of certain holidays from year to year. To the extent the Company continues to expand its business, the Company's operating performance may not reflect the typical seasonality of the apparel industry.

    The Company historically has experienced lower net revenues and operating income in the second quarter than in other quarters due to (i) lower demand among retail customers typical of the apparel industry, and (ii) certain expenses that are constant throughout the year being relatively higher as a percentage of net revenues.

IMPACT OF YEAR 2000

    Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage similar normal business activities.

    The Company utilizes software vendors for its major computer program applications. The company has completed an assessment and has contacted its software vendors, and will have to modify and replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $0.5 million, which includes $0.3 million for the purchase of new software that will be capitalized and $0.2 million that will be expensed as incurred. To date, the Company has incurred negligible expenses, primarily for assessment of the Year 2000 issue and the development of a modification plan.

    The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and a conversion to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

    The Company has had formal communications with its large customers regarding standardizing systems for Year 2000 compliance. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

    The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June, 1997, the Financial Accounting Standard Board (the "FASB") issued Statement No. 130, REPORTING COMPREHENSIVE INCOME ("Statement 130"). Statement 130 establish standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. The Company does not expect to be significantly impacted by the adoption of Statement 130.

    In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("Statement 131"). Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and, therefore, the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but the adoption of this Statement may increase the number of the Company's reported segments.

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

    Information with respect to Directors of the Company which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to its 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 1998 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    Information called for by this Item 11 is incorporated by reference to the information set forth under the heading "Executive Compensation" in the Company's 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information called for by this Item 12 is incorporated by reference to the information set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors," "Employment Arrangements," and "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

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

        3. Exhibits--see "Exhibit Index"

    (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K, dated November 10, 1997, relating to the Company's sale of its beauty business to ELI. Included in such report were pro forma financial statements giving effect to such transaction.

                         DONNA KARAN INTERNATIONAL INC.

                         INDEX TO FINANCIAL STATEMENTS

     YEARS ENDED DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Auditors.............................................................................         F-2
Statements of Operations for the years ended December 31, 1995, December 29, 1996 and December 28, 1997....         F-3
Balance Sheets as of December 29, 1996 and December 28, 1997...............................................         F-4
Statements of Stockholders' Equity and Partners' Capital for the years ended December 31, 1995, December
  29, 1996 and December 28, 1997...........................................................................         F-5
Statements of Cash Flows for the years ended December 31, 1995, December 29, 1996 and December 28, 1997....         F-6
Notes to Financial Statements..............................................................................         F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors of
Donna Karan International Inc.

    We have audited the consolidated balance sheet of Donna Karan International Inc. (the "Company") as of December 28, 1997 and December 29, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. We have also audited the combined balance sheet of The Donna Karan Company and affiliates as of December 31, 1995, and the related combined statements of operations, stockholders' equity and partners' capital and cash flows for the year then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Donna Karan International Inc. as of December 28, 1997 and December 29, 1996, and the consolidated results of their operations and their cash flows for the years then ended, and the combined results of operations and cash flows of The Donna Karan Company and affiliates for the year ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
March 26, 1998

                         DONNA KARAN INTERNATIONAL INC.

                       STATEMENTS OF OPERATIONS (NOTE 1)

                                                                                      YEAR ENDED
                                                                      -------------------------------------------
                                                                      DECEMBER 31,   DECEMBER 29,   DECEMBER 28,
                                                                          1995           1996           1997
                                                                      -------------  -------------  -------------

                                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Net revenues........................................................  $     510,126  $     612,840  $     638,725
Cost of sales.......................................................        330,689        412,064        517,318
                                                                      -------------  -------------  -------------
Gross profit........................................................        179,437        200,776        121,407
Selling, general, and administrative expenses.......................        136,906        187,474        204,088
Restructuring charges...............................................             --             --          8,635
                                                                      -------------  -------------  -------------
Operating income (loss).............................................         42,531         13,302        (91,316)
Other income (expense):
    Equity in earnings of affiliate.................................          2,519          3,089          1,435
    Interest income.................................................             --            548            560
    Interest expense................................................         (7,650)        (7,125)        (3,075)
    Interest expense on distribution notes..........................             --         (1,957)            --
    Gain on sale of interests in affiliates.........................         18,673             --             --
                                                                      -------------  -------------  -------------
Income (loss) before income taxes...................................         56,073          7,857        (92,396)
Provision (benefit) for income taxes................................          2,398        (17,179)       (11,034)
                                                                      -------------  -------------  -------------
Net income (loss)...................................................  $      53,675  $      25,036  $     (81,362)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Loss per common share...............................................                                $       (3.78)
                                                                                                    -------------
                                                                                                    -------------
Weighted average shares outstanding.................................                                   21,512,050
                                                                                                    -------------
                                                                                                    -------------
Pro forma--unaudited
Historical income before income taxes...............................  $      56,073  $       7,857
Pro forma adjustments other than income taxes.......................         23,943          1,436
                                                                      -------------  -------------
Pro forma income before income taxes................................         32,130          6,421
Pro forma provision for income taxes................................         13,705          3,537
                                                                      -------------  -------------
Pro forma net income................................................  $      18,425  $       2,884
                                                                      -------------  -------------
                                                                      -------------  -------------
Pro forma net income per share......................................  $        0.91  $        0.02
                                                                      -------------  -------------
                                                                      -------------  -------------
Pro forma weighted average common shares outstanding................     16,017,032     18,742,533
                                                                      -------------  -------------
                                                                      -------------  -------------

                       See notes to financial statements.

                         DONNA KARAN INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                                       DECEMBER 29,  DECEMBER 28,
                                                                                           1996          1997
                                                                                       ------------  ------------
                                                                                             (IN THOUSANDS)
                                                     ASSETS
Current assets:
  Cash and cash equivalents..........................................................   $   40,550    $    4,537
  Accounts receivable, net of allowances of $26,757 at December 29, 1996 $52,035 at
    December 28, 1997................................................................       73,770        68,138
  Inventories........................................................................      100,680       112,366
  Deferred income taxes..............................................................       25,207        33,474
  Prepaid expenses and other current assets..........................................       14,466        12,248
                                                                                       ------------  ------------
      Total current assets...........................................................      254,673       230,763
Property and equipment, at cost--net.................................................       32,402        31,005
Deferred income taxes................................................................        6,106         7,278
Deposits and other noncurrent assets.................................................       18,514        18,442
                                                                                       ------------  ------------
                                                                                        $  311,695    $  287,488
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................................   $   73,394    $   61,013
  Accrued expenses and other current liabilities.....................................       34,192        60,711
  Current portion of capital lease obligations.......................................          282            36
  Note payable to principal stockholder..............................................       --             6,700
  Borrowing under revolving line of credit...........................................       --            22,314
                                                                                       ------------  ------------
      Total current liabilities......................................................      107,868       150,774
Capital lease obligations............................................................           36        --
Deferred income......................................................................       --            14,250
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value, 35,000,000 shares authorized, 21,468,034 shares at
    December 29, 1996 and 21,618,034 shares at December 28, 1997 issued and
    outstanding......................................................................          215           216
  Common stock class A, $0.01 par value, 18 shares authorized, issued and
    outstanding......................................................................       --            --
  Common stock class B, $0.01 par value, 2 shares authorized, issued and
    outstanding......................................................................       --            --
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and
    outstanding......................................................................       --            --
  Additional paid-in capital.........................................................      186,899       188,491
  Retained earnings (deficit)........................................................       17,487       (63,875)
  Cumulative translation adjustment..................................................         (331)         (455)
                                                                                       ------------  ------------
                                                                                           204,270       124,377
  Less: Treasury stock, at cost (20,200 shares)......................................         (479)         (479)
       Unearned compensation.........................................................       --            (1,434)
                                                                                       ------------  ------------
      Total stockholders' equity.....................................................      203,791       122,464
                                                                                       ------------  ------------
                                                                                        $  311,695    $  287,488
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                       See notes to financial statements.

                         DONNA KARAN INTERNATIONAL INC.

            STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL

                                                                         RETAINED
                                                                         EARNINGS
                        COMMON           COMMON STOCK       ADDITIONAL      AND      CUMULATIVE
                       STOCK OF     ----------------------    PAID-IN    PARTNERS'   TRANSLATION    TREASURY       UNEARNED
                      PREDECESSOR    SHARES      AMOUNT       CAPITAL     CAPITAL    ADJUSTMENT       STOCK      COMPENSATION
                     -------------  ---------  -----------  -----------  ---------  -------------  -----------  ---------------
                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at January
  1, 1995..........    $   1,146       --       $  --        $  --       $  46,886    $    (195)    $  --          $  --
Net income.........       --           --          --           --          53,675       --            --             --
Translation
  adjustment              --           --          --           --          --              147        --             --
Distributions to
  partners                --           --          --           --         (20,813)      --            --             --
                     -------------  ---------       -----   -----------  ---------        -----         -----        -------
Balance at December
  31, 1995.........        1,146       --          --           --          79,748          (48)       --             --
Net income                --           --          --           --          25,036       --            --             --
Translation
  adjustment.......       --           --          --           --          --             (283)       --             --
Reorganization.....       (1,146)   10,612,934        106      (51,534)     52,574       --            --             --
Issuance of common
  stock............       --        10,750,000        108      235,912      --           --            --             --
Stock bonus award         --          105,100           1        2,521      --           --              (479)        --
Payment of
  distribution
  notes                   --           --          --           --        (114,484)      --            --             --
Distributions to
  partners                --           --          --           --         (25,387)      --            --             --
                     -------------  ---------       -----   -----------  ---------        -----         -----        -------
Balance at December
  29, 1996.........       --        21,468,034        215      186,899      17,487         (331)         (479)        --
Net loss...........       --           --          --           --         (81,362)      --            --             --
Translation
  adjustment.......       --           --          --           --          --             (124)       --             --
Stock award........       --          150,000           1        1,592      --           --            --             (1,434)
                     -------------  ---------       -----   -----------  ---------        -----         -----        -------
Balance at December
  28, 1997.........       --        21,618,034  $     216    $ 188,491   $ (63,875)   $    (455)    $    (479)     $  (1,434)
                     -------------  ---------       -----   -----------  ---------        -----         -----        -------
                     -------------  ---------       -----   -----------  ---------        -----         -----        -------


                       TOTAL
                     ---------

Balance at January
  1, 1995..........  $  47,837
Net income.........     53,675
Translation
  adjustment               147
Distributions to
  partners             (20,813)
                     ---------
Balance at December
  31, 1995.........     80,846
Net income              25,036
Translation
  adjustment.......       (283)
Reorganization.....
Issuance of common
  stock............    236,020
Stock bonus award        2,043
Payment of
  distribution
  notes               (114,484)
Distributions to
  partners             (25,387)
                     ---------
Balance at December
  29, 1996.........    203,791
Net loss...........    (81,362)
Translation
  adjustment.......       (124)
Stock award........        159
                     ---------
Balance at December
  28, 1997.........  $ 122,464
                     ---------
                     ---------

                       See notes to financial statements.

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED
                                                                        ----------------------------------------
                                                                        DECEMBER 31,  DECEMBER 29,  DECEMBER 28,
                                                                            1995          1996          1997
                                                                        ------------  ------------  ------------
                                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss).....................................................   $   53,675    $   25,036    $  (81,362)
Adjustments to reconcile net income (loss) to net cash (used in)
  provided by operating activities, as adjusted for effect of sale of
  Donna Karan Japan:
    Depreciation and amortization.....................................        6,742        11,309        13,115
    Provision for bad debts...........................................        3,122            62           843
    Equity in earnings of affiliate, net of cash received.............       (2,519)       (1,734)        1,244
    Deferred taxes....................................................       --           (29,631)       (9,439)
    Stock award grant.................................................       --             2,522        --
    Provision for restricted stock compensation.......................       --            --               159
    Gain on sale of interests in affiliates...........................      (18,673)       --            --
    Write-off of property, plant and equipment........................           32        --             3,301
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable......................      (14,392)      (11,601)        4,789
      Increase in inventories.........................................      (29,611)      (15,308)      (11,686)
      Decrease (increase) in prepaid expenses and other current
        assets........................................................       (2,876)       (5,822)        2,218
      Increase in deposits and other noncurrent assets................       (4,956)      (10,619)       (6,368)
      Increase in accounts payable, accrued expenses, and other
        current liabilities...........................................       27,905        37,995        28,264
                                                                        ------------  ------------  ------------
Net cash (used in) provided by operating activities...................       18,449         2,209       (54,922)
                                                                        ------------  ------------  ------------
INVESTING ACTIVITIES
Purchase of property and equipment....................................       (4,289)      (16,262)       (9,823)
Net cash from sales of interests in affiliates........................       23,526        --            --
Proceeds from sale of property and equipment..........................           42        --            --
                                                                        ------------  ------------  ------------
Net cash (used in) provided by investing activities...................       19,279       (16,262)       (9,823)
                                                                        ------------  ------------  ------------
FINANCING ACTIVITIES
Proceeds (payment) of revolving credit facility, net..................       (3,253)       (7,961)       22,314
Proceeds of long-term debt............................................       10,000        --            --
Proceeds of note payable to principal.................................       --            --             6,700
Payments under capital leases.........................................         (237)         (259)         (282)
Payments of long-term debt............................................      (15,000)      (45,000)       --
Payment of distribution notes.........................................       --          (114,484)       --
Issuance of common stock..............................................       --           236,020        --
Purchase of treasury stock............................................       --              (479)       --
Distributions to partners.............................................      (20,813)      (25,387)       --
                                                                        ------------  ------------  ------------
Net cash (used in) provided by financing activities...................      (29,303)       42,450        28,732
                                                                        ------------  ------------  ------------
Increase (decrease) in cash...........................................        8,425        28,397       (36,013)
Cash at beginning of year.............................................        3,728        12,153        40,550
                                                                        ------------  ------------  ------------
Cash at end of year...................................................   $   12,153    $   40,550    $    4,537
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid.........................................................   $    6,410    $    6,594    $    2,369
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Taxes paid............................................................   $    2,444    $    5,884    $    5,606
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

                       See notes to financial statements.

                         DONNA KARAN INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 28, 1997

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS

    Donna Karan International Inc. and subsidiaries ("DKI" or the "Company"), which operate in one business segment, design, contract for the manufacture of, market, and distribute fashion apparel and accessories products. Its sales are principally to department and specialty stores located principally in North and South America, Asia, Europe and the Middle East and through Company owned outlet stores located principally throughout the United States. A significant amount of the Company's products is sold in Asia. Additionally, a significant amount of the Company's products are produced in Asia, through arrangements with independent contractors. As a result, the Company's operations could be adversely affected by instability or other conditions which disrupts trade from the countries in which these contractors are located, or by the imposition of additional duties or regulations relating to imports or exports or general economic condition in the region.

    The Company's business is impacted by the general seasonal trends that are characteristic of the apparel industry, and it generally experiences lower net revenues and net income in the first half of each fiscal year than in the second half of the fiscal year.

    The Company had one customer which accounted for approximately 12.3%, 12.8%, and 13.0% of revenues for the years ended December 31, 1995, December 29, 1996 and December 28, 1997, respectively. The Company does not factor its accounts receivable and maintains credit insurance to minimize the risk of bad debts, subject to certain limitations.

    INITIAL PUBLIC OFFERING

    Effective July 3, 1996, the Company sold 10,750,000 shares of its common stock in an initial public offering (the "Offering"). Net proceeds of the Offering, after deducting underwriting discounts and commissions and professional fees, aggregated $236.0 million. Proceeds of the Offering were used to retire distribution notes and accrued interest thereon totaling approximately $116.4 million, to repay the Predecessor Company's (as defined below) term loans and the revolving line of credit which totaled approximately $76.8 million, to pay a certain one-time bonus under an employment agreement which amounted to $5.0 million (which is included in selling, general and administrative expenses) and to pay a one-time fee under a license agreement which amounted to $4.6 million (which is included in cost of sales). The remaining $33.2 million was used for other general corporate purposes. The distribution notes were issued in April 1996 to the principals, and certain of their affiliates, of the Predecessor Company, and represented an estimate of the cumulative undistributed taxable income (on which taxes previously had been paid) of the Predecessor Company since its inception through the anticipated closing date of the Offering.

    In connection with the Offering, the Board of Directors of the Company granted awards of an aggregate of 105,100 shares of DKI's common stock under the Company's 1996 Stock Incentive Plan to certain employees of the Company and Donna Karan Japan, K.K. ("Donna Karan Japan"). This award, which was treated as compensation expense, amounted to $2.5 million. In connection with this award, the Company offered to purchase back from these employees the approximate number of shares, at the initial offering price of $24 per share, needed to be sold to satisfy personal income taxes on this award. As part of

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 28, 1997

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) this arrangement, the Company purchased 20,200 shares of common stock, which are being held in treasury, at cost.

    BASIS OF PRESENTATION

    DKI was incorporated in Delaware in April 1996. In connection with the Offering, the former principals of the Predecessor Company and certain of their affiliates simultaneously contributed to DKI all of the outstanding stock and partnership interests in the Predecessor Company, in exchange for common stock of DKI (the "Reorganization"). The accompanying financial statements include the results of operations for the fiscal year ended December 31, 1995 and for the period from January 1, 1996 to July 2, 1996 of The Donna Karan Company, Donna Karan Studio, The Donna Karan Company Store G.P., DK Footwear Partners, Takihyo Fashion Company, L.P., Takihyo Design Company, L.P., TFT Store Company, L.P., TFT Shoe Company, L.P., TFT Japan Company, L.P., and DSTF Japan Company, which are affiliated general and limited partnerships; Gabby Apparel, Inc., Tolara Tetragon Inc., Full Requirements Merchandising, Inc., The Donna Karan Store Corporation, Tomio Tangents, Inc., Formal Reserve Management, Inc., DK Shoe Corp., Tangents Two, Inc., First Run Management, Inc., Gabrielle Japan, Inc., TT DK Japan, Inc., and FM DK Japan, Inc., which are affiliated United States corporations; Donna Karan Canada Inc., Donna Karan (H.K.) Limited, Donna Karan Italy, S.R.L., and Donna Karan Italy Shoe Company, S.R.L., which are foreign corporations; and, for the period it was a wholly-owned subsidiary (see Note 7), Donna Karan Japan, a Japanese joint stock company (together, the "Predecessor Company").

    For the period from July 3, 1996 through December 29, 1996 and for the fiscal year ended December 28, 1997, the accompanying financial statements include the results of operations of DKI, as well as all entities that were included in the Predecessor Company, except for Takihyo Fashion Company, L.P., Takhiyo Design Company, L.P., TFT Store Company, L.P., TFT Shoe Company, L.P. and TFT Japan Company L.P., all of which were dissolved in connection with the Reorganization. All companies other than The Donna Karan Company, Donna Karan Studio, The Donna Karan Company Store, G.P., DK Footwear Partners, Donna Karan Canada Inc., Donna Karan (H.K.) Limited, Donna Karan Italy, S.R.L., Donna Karan Italy Shoe Company, S.R.L., and Donna Karan Japan are intermediate United States holding companies.

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

    STATEMENT OF OPERATIONS PRESENTATION

    The statement of operations of the Company for the year ended December 29, 1996 reflects the results of operations of the Predecessor Company for the period from January 1, 1996 through July 2, 1996 and the results of operations of the Company from July 3, 1996 (the date of the consummation of the Offering) through December 29, 1996.

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 28, 1997

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Selected statement of income data for the year ended December 29, 1996 are as follows (the date of the Offering has been deemed to be July 1, 1996):

                                            JANUARY 1         JULY 1           YEAR ENDED
                                               TO               TO          DECEMBER 29, 1996
                                          JUNE 30, 1996  DECEMBER 29, 1996    CONSOLIDATED
                                          -------------  -----------------  -----------------
                                                            (IN THOUSANDS)
Net revenues............................   $   277,226      $   335,614        $   612,840
Gross profit............................        90,006          110,770            200,776
Operating income........................        12,563              739             13,302
Other expense...........................        (4,569)            (876)            (5,445)
                                          -------------        --------           --------
Income (loss) before income taxes.......         7,994             (137)             7,857
Provision (benefit) for income taxes....           445          (17,624)           (17,179)
                                          -------------        --------           --------
Net income..............................   $     7,549      $    17,487        $    25,036
                                          -------------        --------           --------
                                          -------------        --------           --------

    PRO FORMA ADJUSTMENTS (UNAUDITED)

    The pro forma financial information on the income statement presents the effects on the historical financial statements of certain transactions as if they had occurred in 1995. These adjustments are: (i) increased royalty expense to be paid to a corporation owned by two of the Company's principal stockholders and their affiliated trusts pursuant to a licensing agreement of $12.8 million and $7.2 million in 1995 and 1996, respectively, (ii) reduced levels of compensation for two of the Company's executives pursuant to their employment agreements of $2.3 million and $1.5 million in 1995 and 1996, respectively,
(iii) reduction in interest costs assuming the application of the proceeds from the Offering to reduce the actual outstanding indebtedness under the Company's credit agreement of $6.2 million and $3.5 million in 1995 and 1996, respectively, (iv) reduction in amortization of deferred financing costs which would have been written off in connection with repayment of outstanding indebtedness under the Company's credit agreement of $0.6 million and $0.8 million in 1995 and 1996, respectively, (v) increase in income taxes of $11.3 million and $20.7 million in 1995 and 1996, respectively, as if the Company had been subject to Federal and additional state income taxes for the entire period (see Note 15), and (vi) adjustments of $20.3 million in 1995 to reflect the sale of the 70% interest in the operations of Donna Karan Japan as if it had occurred on January 2, 1995. The gain on the sale has been excluded, and as a result of this sale, the Company's statement of income has been adjusted to reflect the Company's accounting for their interest in Donna Karan Japan using the equity method of accounting for the period from January 2, 1995 until March 31, 1995, the date of the sale (see Note 7).

    PRO FORMA PER SHARE INFORMATION

    Pro forma net income per share for the year ended December 31, 1995 is based upon (a) 10,612,934 shares of common stock outstanding during the period, (b) the number of shares of common stock (5,298,998) sold by the Company, at an offering price of $24.00 ($21.96 net of expenses) per share, the proceeds of which would be necessary to pay approximately $116.0 million of distribution notes previously issued (including accrued interest thereon), representing cumulative undistributed taxable income on which taxes previously had been paid, and (c) 105,100 shares of common stock which the Company awarded to certain employees pursuant to the Company's stock incentive plan. Pro forma net income per

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 28, 1997

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) share for the year ended December 29, 1996 is based on the weighted average of the above shares outstanding for the period prior to the Offering, and 21,468,034 shares for the period subsequent to the Offering. The net income used in the calculation of pro forma per share information excludes the reduction of interest costs of $3.5 million and $6.2 million in 1996 and 1995, respectively, the reduction in amortization of deferred financing costs of $0.8 million and $0.6 million in 1996 and 1995, respectively, and the related tax effect of $1.8 million and $2.9 million in 1996 and 1995, respectively. Basic and diluted pro forma earnings per share are the same, since there were no options outstanding in 1995 and there was no dilutive effect of outstanding options in 1996.

    Supplementary pro forma earnings per share for the year ended December 29, 1996 and December 31, 1995 were $0.14 and $0.95, respectively. Supplementary pro forma per share information for the year ended December 31, 1995 is based upon 10,612,934 shares of common stock outstanding prior to the Offering increased by
(a) the sale of 5,298,998 shares of common stock at an offering price of $24.00 per share ($21.96, net of expenses), the proceeds of which would be necessary to pay approximately $116.4 in satisfaction of the distribution notes, (b) the sale of 3,279,827 shares of common stock, at an offering price of $24.00 per share, ($21.96, net of expenses), the proceeds of which would be necessary to repay approximately $72.0 million to the Company's lenders for the term loans under the Company's credit facility and to reduce the amount outstanding under the Company's revolving line of credit, and (c) 105,100 shares of common stock which the Company awarded to certain employees pursuant to the Company's 1996 Stock Incentive Plan. Supplemental pro forma net income per share for the year ended December 29, 1996 is based on the weighted average of the above shares outstanding for the period prior to the Offering, and 21,468,034 shares for the period subsequent to the Offering.

    FISCAL YEAR

    The Company's fiscal year consists of the 52- or 53-week period ending on the Sunday nearest December 31.

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market.

    DEPRECIATION AND AMORTIZATION

    Depreciation of machinery, equipment and fixtures, including amounts accounted for under capital leases, is computed using straight-line and accelerated methods based on their estimated useful lives which range from five to seven years. Leasehold improvements are amortized using the straight-line method based on the lease term, and in certain instances include the anticipated renewal period. The Company's share of the cost of constructing in-store shop displays is capitalized and amortized using the straight-line method over their estimated useful lives of four years. The Company's share of the cost of constructing full-price free-standing retail stores under license agreements is capitalized and amortized using the straight-line method over their estimated useful lives of eight years. At December 29, 1996 and December 28, 1997, the unamortized balance of these costs of $10.8 million and $11.5 million, respectively, was included in "Deposits and other noncurrent assets" in the accompanying balance sheets. Amortization expense of these costs for the years ended December 29, 1996 and December 28, 1997 amounted to

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 28, 1997

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) approximately $1.4 million and $4.2 million, respectively. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred.

    ADVERTISING

    The Company expenses the production costs of advertising upon the first showing of the related advertisement which is generally less than six months after the production costs are incurred. At December 29, 1996 and December 28, 1997, advertising costs totaling $1.3 million and $0.9 million, respectively, were included in "Prepaid expenses and other current assets" in the accompanying balance sheets. Advertising, marketing, and public relations expenses, including costs related to the Company's Creative Services Department, for the years ended December 31, 1995, December 29, 1996 and December 28, 1997 were $33.8 million, $53.2 million and $53.0 million, respectively.

    INTERCOMPANY BALANCES

    All significant intercompany balances and transactions have been eliminated. The equity method of accounting is used for Donna Karan Japan since the date the Company sold 70% to a nonaffiliated partner (see Note 7).

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

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 28, 1997

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) FOREIGN EXCHANGE CONTRACTS

    The Company enters into forward exchange contracts and option contracts as hedges relating to identifiable currency positions. These financial instruments are designed to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of business. The Company does not engage in speculation. Gains and losses on foreign exchange contracts which hedge exposures on firm foreign currency commitments are deferred and recognized as adjustments to the bases of those assets. For the years ended December 31, 1995, December 29, 1996 and December 28, 1997, gains and losses on foreign exchange contracts were not material.

    At December 28, 1997, the Company had approximately $27.5 million of outstanding forward exchange contracts and $2.3 million of outstanding Euro-options, maturing at various dates in 1998, denominated in Italian Lire, Spanish Pesetas, Dutch Guilders and Thai Bahts. The Company's risk that counterparties to these contracts may be unable to perform is minimized by limiting the counterparties to major international banks and financial institutions. The Company does not expect any losses as a result of counterparty defaults.

    Fair values for the Company's off-balance-sheet instruments (forwards and options) are based on quoted market prices of comparable instruments (foreign currency exchange forward contracts); or, if there are no relevant comparable, on pricing models or formulas using current assumptions (options). The fair values of the forward exchange contracts and Euro-option contracts were $26.8 million and $2.3 million, respectively, at December 28, 1997.

    EARNINGS PER SHARE

    In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, EARNINGS PER SHARE ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are calculated on a basis similar to fully diluted earnings per share. All applicable earnings per share amounts have been presented to conform to the Statement 128 requirements. Options to purchase 1,741,500 shares of common stock at various prices were outstanding during 1997 but were not included in the calculation of earnings per share because the effect would be antidilutive.

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June, 1997, the FASB issued Statement No. 130, REPORTING COMPREHENSIVE INCOME ("Statement 130"). Statement 130 established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. The Company does not expect to be significantly impacted by the adoption of Statement 130.

    In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("Statement 131"). Statement 131 established

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 28, 1997

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and, therefore, the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but the adoption of this Statement may increase the number of the Company's reported segments.

2. INVENTORIES

    Inventories consist of the following (in thousands):

                                                           DECEMBER 29,1996  DECEMBER 28,1997
                                                           ----------------  ----------------
Raw materials............................................     $   16,780        $   10,306
Work in process..........................................         11,030            11,316
Finished goods...........................................         72,870            90,744
                                                                --------          --------
                                                              $  100,680        $  112,366
                                                                --------          --------
                                                                --------          --------

3. PROPERTY AND EQUIPMENT

    Major classes of property and equipment consist of the following (in thousands):

                                                           DECEMBER 29,1996  DECEMBER 28,1997
                                                           ----------------  ----------------
Machinery, equipment and fixtures........................     $   21,330        $   20,314
Property and equipment under capital leases..............          1,207             1,207
Leasehold improvements...................................         39,092            40,688
                                                                 -------           -------
                                                                  61,629            62,209
Less accumulated depreciation and amortization...........        (29,227)          (31,204)
                                                                 -------           -------
                                                              $   32,402        $   31,005
                                                                 -------           -------
                                                                 -------           -------

    Depreciation and amortization of property and equipment amounted to $5.6 million, $6.4 million and $7.9 million for the years ended December 31, 1995, December 29, 1996 and December 28, 1997, respectively.

4. BORROWINGS

    With the proceeds of the Offering, the Company repaid all amounts due under its then existing credit facility, and in September 1996, the Company entered into a new $150 million, revolving Credit Facility as amended during 1997 and in January 1998 (the "Facility"). The Facility expires on January 30, 2001. Direct borrowings under the Facility bear interest at a fixed spread over the lead bank's prime rate or, at the option of the Company, at a fixed spread over the LIBOR and are limited to a borrowing base calculated on eligible accounts receivable, inventory, and letters of credit except during certain periods when the

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 28, 1997

4. BORROWINGS (CONTINUED)
borrowings may exceed the borrowing base by certain amounts. At December 28, 1997, the weighted average interest rate on the outstanding balance was 9.16%. The Facility is secured by accounts receivable and inventory of the Company, as well as a pledge of all equity interests of the subsidiaries of the Company. The Facility also contains certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and restrict investments, additional indebtedness, and payment of dividends.

    In connection with the Facility, the Company incurred certain financing costs which were deferred and are being amortized over the remaining term of the Facility. At December 29, 1996 and December 28, 1997, unamortized financing costs of approximately $1.0 million and $1.5 million, respectively, were included in "Deposits and other noncurrent assets" in the accompanying balance sheets. Amortization of deferred financing costs of approximately $0.8 million, $3.5 million and $0.6 million in 1995, 1996 and 1997, respectively, were included in interest expense.

    The Company leases certain property and equipment under long-term noncancellable lease agreements which are accounted for as capital leases. These leases expire at various dates through 1998.

    Letters of credit and acceptances outstanding were approximately $43.6 million at December 29, 1996 and $48.8 million at December 28, 1997.

5. EMPLOYEE BENEFIT PLANS

    The Company is required to make contributions to a multi-employer union pension and health and welfare plan. These payments are based on wages paid to the Company's union employees and amounts paid to contractors utilized by the Company. The Company does not participate in the management of the plans and has not been furnished with any information with respect to the type of benefits provided, vested and nonvested benefits or plan assets. Health and welfare plan expense approximated $1.9 million, $2.1 million and $2.4 million for the fiscal years ended December 31, 1995, December 29, 1996 and December 28, 1997, respectively. Pension expense approximated $0.9 million, $0.9 million and $1.1 million for the fiscal years ended December 31, 1995, December 29, 1996 and December 28, 1997, respectively. Separate actuarial calculations regarding the Company's share of plan benefits and net assets available for plan benefits have not been determined.

    Under the Employee Retirement Income Security Act of 1974, as amended, an employer, upon withdrawal from or termination of a multi-employer plan, is required to continue funding its proportionate share of the plan's unfunded vested benefits. As of December 28, 1997, the Company had no intention of withdrawing from the plan.

    The Company sponsors a defined contribution benefit plan covering its non-union employees with a minimum of six months of eligible service. The Company matches employee contributions at a rate of 50% to a maximum of 6% of an employee's annual salary. Under the terms of the plan, a participant is 100% vested in the employer's matching contribution after six years of credited service. Expenses under this plan approximated $0.8 million, $0.8 million and $1.0 million for the fiscal years ended December 31, 1995, December 29, 1996 and December 28, 1997, respectively.

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 28, 1997

5. EMPLOYEE BENEFIT PLANS (CONTINUED)
    During 1997, the Company adopted a bonus plan covering executives and certain members of management. Individual bonus payments are based on management and compensation levels, performance goals and the Company's overall performance. The Company also adopted a deferred compensation plan covering certain senior executives, which is based on compensation, is dependent upon the Company achieving profitability, and vests over a five year period. The plans are effective starting in fiscal 1998.

6. LEASES

    Future minimum annual rental commitments under noncancellable operating leases for office, warehouse and retail facilities, and equipment as of December 28, 1997 are as follows (in thousands):

1998...............................................................  $  17,050
1999...............................................................     15,901
2000...............................................................     13,792
2001...............................................................     12,116
2002...............................................................      8,121
Thereafter.........................................................     30,361
                                                                     ---------
                                                                     $  97,341
                                                                     ---------
                                                                     ---------

    In addition, certain of the leases contain options to renew for periods up to 10 years and others include contingent payments based on sales.

    Rent expense amounted to approximately $14.1 million, $15.0 million and $18.2 million for the fiscal years ended December 31, 1995, December 29, 1996 and December 28, 1997, respectively.

    Subsequent to year end, the Company entered into certain sub-lease arrangements. Future annual sublease commitments related to operating leases for office facilities as of December 28, 1997 are as follows:

1998................................................................  $     870
1999................................................................        943
2000................................................................        943
2001................................................................        942
2002................................................................        640
Thereafter..........................................................      3,840
                                                                      ---------
                                                                      $   8,178
                                                                      ---------
                                                                      ---------

7. SALE OF INTERESTS IN AFFILIATES

    The Company conducts operations in Japan through Donna Karan Japan. DSTF Japan Company has a profit sharing agreement (the "DSTF Agreement") with Donna Karan Japan whereby 90% of the income before taxes of Donna Karan Japan is allocated to DSTF Japan Company. On March 31, 1995, the Company sold 70% of its interest in the DSTF Agreement and 70% of the stock of Donna Karan Japan to

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 28, 1997

7. SALE OF INTERESTS IN AFFILIATES (CONTINUED) a nonaffiliated party. The Company recognized a gain on this transaction, net of transaction costs, of $18.7 million. Subsequent to the sale, the Company records a 27% interest in the operations of Donna Karan Japan through its 30% interest in the DSTF Agreement and a 3% interest in the operations of Donna Karan Japan through its remaining interest in Donna Karan Japan. As a result, the Company has accounted for its combined 30% interest in the operations of Donna Karan Japan using the equity method of accounting. Equity earnings for the fiscal years ended December 31, 1995, December 29, 1996 and December 28, 1997 amounted to approximately $2.5 million, $3.1 million and $1.4 million, respectively. Simultaneously with the sales transaction, the Company entered into an agreement with Donna Karan Japan which provides for a fee based upon net sales of Donna Karan Japan. Management fee income, recorded as an offset of selling, general, and administrative expenses, amounted to approximately $1.1 million, $1.8 million and $1.5 million during the years ended December 31, 1995, December 29, 1996 and December 28, 1997, respectively. The equity investment in Donna Karan Japan of $3.1 million and $1.8 million at December 29, 1996 and December 28, 1997, respectively, was included in "Deposits and other noncurrent assets" in the accompanying balance sheets.

    At December 28, 1997, the Company has guaranteed up to $2.3 million of a bank line of Donna Karan Japan.

    On March 26, 1998, the Company and the nonaffiliated party sold all of their outstanding shares in Donna Karan Japan to a subsidiary of Onward Kashiyama Co. Ltd., a Japanese public company ("OKC"). At the same time, Donna Karan Japan was granted a 16-year exclusive license to import, manufacture, license and/or distribute DONNA KARAN NEW YORK and DKNY products in Japan, with certain exceptions. In addition, Donna Karan Japan was granted the exclusive right to develop and operate a total of 12 DONNA KARAN NEW YORK and DKNY retail boutiques in Japan over the term of the agreement. On consummation of the transaction, the Company received $15.9 million. The Company will receive a royalty on net sales of licensed products and a servicing fee on net sales of Donna Karan products imported by Donna Karan Japan.

8. DKNY JEANS LICENSING AGREEMENT

    On September 27, 1996, the Company entered into a 30-year licensing agreement with subsidiaries of Designer Holdings Ltd. ("DH") for the exclusive production, sale, and distribution of men's, women's, and, with certain exceptions, children's jeanswear under the DKNY JEANS label (the "DH License"). Under the terms of the agreement, the Company received an initial payment of $6.0 million from DH to reimburse the Company for certain costs related to the start-up and development of the DKNY JEANS label. The Company was also entitled to receive additional payments aggregating $54.0 million over a four-year period, through the year 2000, and annual royalties, as well as administrative fees on net sales. Subsequent to December 29, 1996, the Company and DH agreed to terminate this agreement. In connection with this termination, the Company repaid the initial $6.0 million payment and a $1.3 million advance royalty payment previously received. Additionally, in order to assure a smooth transition for the DKNY Jeanswear business, the Company purchased for $3.2 million all sales and marketing plans, patterns, samples, fabrics and other materials developed by DH in connection with the jeanswear business, the cost of which had been accrued at December 29, 1996 and was included in selling, general, and administrative expenses in the accompanying financial statements.

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 28, 1997

8. DKNY JEANS LICENSING AGREEMENT (CONTINUED)
    On January 8, 1998, the Company and Liz Claiborne Inc. ("LCI") consummated a transaction whereby the Company granted to LCI exclusive, long-term rights to the DKNY JEANS and DKNY ACTIVE trademarks for apparel products and to market, distribute and sell both collections in the Western Hemisphere. Under the agreement, LCI is obligated to pay the Company a royalty equal to a percentage of net sales of the DKNY JEANS and ACTIVE products. The initial term of the license agreement is for 15 years through December 31, 2012, with an option to renew for an additional 15-year period if certain sales thresholds are met, which would continue the license through December 31, 2027. Upon consummation of the transaction, the Company received from LCI $30 million which will be amortized in accordance with the terms of the agreement. Aggregate minimum royalties for the initial 15-year term are $152 million. In connection with the transaction with LCI, the Company recorded a loss of $12.5 million, which represents the write down of inventory to net realizable value, as well as other costs necessary to exit its existing jeans business. Of this amount, $9.4 million was classified as cost of sales and $3.1 million was classified as selling, general and administrative expenses.

9. BEAUTY LICENSING AGREEMENT

    On November 10, 1997, the Company and Estee Lauder Inc. ("ELI") consummated the transaction whereby the Company granted to ELI exclusive worldwide rights to the DONNA KARAN NEW YORK and DKNY trademarks for the manufacture, marketing, distribution, and sale of beauty and beauty-related products, including fragrances, cosmetics, skincare products, and beauty-related accessories. In connection therewith and with the sale to ELI of certain other assets relating to the existing business, the Company received $25.0 million and will receive additional royalties from ELI based on sales of such beauty and beauty-related products. Under certain circumstances, the Company is obligated to repay to ELI a portion of these payments plus a penalty amount if certain products are not launched in accordance with an agreed-upon schedule. At December 28, 1997, $15 million of the proceeds received has been recorded as deferred income. As a result of the closing of the transaction with ELI, the Company recorded a loss of approximately $21.1 million (net of a $2.2 million gain in connection with the consummation of this transaction), of which $11.7 million was recorded as cost of sales, $10.9 million was recorded as sales returns and $0.7 million was recorded as selling, general and administrative expenses. This loss represents reserves recorded, primarily related to inventories, receivables and severance to cover the write-down of its existing beauty business, and is net of a gain of approximately $2.2 million, included in selling, general and administrative expenses, representing the portion of the proceeds recognized as income reduced by the cost of exiting the beauty business. Subsequent to closing the transaction, the Company recorded an operating loss of approximately $2.3 million related to the beauty business.

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 28, 1997

9. BEAUTY LICENSING AGREEMENT (CONTINUED)
    The following table presents certain pro forma condensed financial information for the fiscal years ended December 29, 1996 and December 28, 1997 for the Company as if the beauty business had been shut down prior to those years, including the aforementioned loss of approximately $21.1 million:

                                                              DECEMBER 29, 1996                  DECEMBER 28, 1997
                                                      ---------------------------------  ---------------------------------
                                                          AS                    PRO          AS                    PRO
                                                       REPORTED    BEAUTY      FORMA      REPORTED    BEAUTY      FORMA
                                                      ----------  ---------  ----------  ----------  ---------  ----------
Net sales...........................................  $  612,840  $  43,769  $  569,071  $  638,725  $  18,682  $  620,043
Operating income (loss).............................      13,302     (6,748)     20,050     (91,316)   (33,722)    (57,594)
Net income (loss)...................................     4,243(1)    (3,644)      7,887     (81,362)   (30,046)    (51,316)
Current assets......................................     254,673     26,032     228,641     230,763      1,677     229,086
Total assets........................................     311,695     27,601     284,094     287,488      1,677     285,811

------------------------

(1) For the year ended December 28, 1996, the Company's net income included the recognition of a deferred tax asset of approximately $19.0 million, concurrent with the Company becoming subject to Federal and additional state income taxes. For purposes of comparison, the Company has presented pro forma net income for this period which excludes the recognition of this asset, and also assumes that the Company was subject to Federal and additional state taxes for the entire period.

10. RESTRUCTURING AND OTHER CHARGES

    As a result of the restructuring and strategic plan announced on December 16, 1997 and the May 28, 1997 plan aimed at containing costs and restructuring certain of its operations, the Company recognized restructuring charges of $8.6 million, which include $7.1 million related to severance, $0.8 million related to abandoning leased space, and $0.7 million to close the Company's Prato, Italy office, and other charges, primarily nonrecurring, amounting to $17.0 million, including, $5.9 million for the realignment of a retail and distribution arrangement in Europe, $3.6 million relating to additional severance costs and other costs recorded during the cost containment review process which have been classified as $15.4 million of selling, general and administrative expense and approximately $1.6 million of cost of sales. The charges relating to the May 28, 1997 plan include restructuring charges of $1.6 million and other charges of $3.6 million. At December 28, 1997, approximately $3.1 million of the restructuring charges have been utilized.

    Initiatives included in the restructuring and strategic plan are: licensing businesses that the Company believes can be more efficiently performed by other companies; reducing the workforce by 15%; restructuring to focus on wholesale, licensing, and retail operations; streamlining the number of business units from 13 to six; restructuring the senior management organization to foster accountability for meeting performance standards; closing the Company's Italian sourcing office; and reducing occupancy expenses.

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 28, 1997

11. RELATED PARTY TRANSACTIONS

    As of July 3, 1996, the Company entered into a licensing agreement (the "Gabrielle License") with Gabrielle Studio, Inc. ("Gabrielle Studio"), a corporation owned by two of the Company's principal stockholders and their affiliated trusts, which grants the Company the exclusive rights, in perpetuity, to use the trademarks "DONNA KARAN", "DONNA KARAN NEW YORK", "DKNY", "DK" and all variations thereof. Under the Gabrielle License, the Company pays Gabrielle Studio a royalty on net sales of products bearing the licensed mark. During the six month period ended December 29, 1996 and the year ended December 28, 1997, the Company incurred $9.3 million and $17.6 million in royalty expense, respectively, which was included in cost of sales. Included in accrued expenses at December 29, 1996 and December 28, 1997 was royalties payable of $5.1 million and $4.2 million, respectively. In addition, the Company made a one-time payment of $4.6 million to Gabrielle Studio in connection with entering into the Gabrielle License, which is also included in cost of sales.

    The note payable to a principal stockholder of $6.7 million at December 28, 1997 bears interest at 8% per annum and was repaid subsequent to year-end.

    Sales to Donna Karan Japan (see Note 7) amounted to 10.5%, 11.5% and 9.8% of the Company's revenues for the fiscal years ended December 31, 1995, December 29, 1996 and December 28, 1997, respectively.

12. STOCK OPTIONS

    During 1996, the Company adopted two option plans which reserve shares of common stock for issuance. One plan is for employees, officers, advisors and independent consultants of the Company (the "Stock Incentive Plan"), and the other is for non-employee directors (the "Non-Employee Director Stock Option Plan"). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. If compensation cost for the stock option plans had been determined based on the fair value at the grant date for awards in 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         DECEMBER 29, 1996  DECEMBER 28, 1997
                                                         -----------------  -----------------
Net earnings (loss)--as reported.......................      $  25,036         $   (81,362)
                                                               -------            --------
                                                               -------            --------
Net earnings (loss)--pro forma.........................      $  23,713         $   (83,359)
                                                               -------            --------
                                                               -------            --------
Loss per common share--pro forma.......................                        $     (3.87)
                                                                                  --------
                                                                                  --------

    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1997, respectively: expected dividend yield of 0.0% and 0.0%; expected volatility of 0.486 and 0.513; risk free interest rate of 6.2% and 5.7%; and expected lives of 6 years. The weighted average grant fair value of options granted during 1996 and 1997 was $13.01 and $6.36 per share, respectively.

    Under the Stock Incentive Plan, which was amended in 1997, options to purchase shares of common stock and awards of restricted shares of common stock of up to a combined 2,600,000 shares may be granted (includes an award of 105,100 shares granted at the Offering and 150,000 shares of restricted

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 28, 1997

12. STOCK OPTIONS (CONTINUED)
common stock (see Note 14)). The exercise price of the options may not be less than 100% of the fair market value of a share of common stock at the time of grant. An incentive stock option may not be exercised within one year of the date of grant, and no options may be granted after ten years from the effective date of the plan. The options granted in 1996 vest on a yearly basis in 25% increments beginning on the first anniversary of the date of grant. Options granted in 1997 vest on a yearly basis in 33 1/3% increments beginning on the first anniversary of the date of the grant.

    Under the Non-Employee Director Stock Option Plan, options to purchase up to 100,000 shares of common stock may be granted. Each eligible director, on the initial grant date, is granted options to purchase 7,500 shares of common stock. Each year, other than with respect to the year in which an eligible director receives an initial grant of options, each eligible director will receive an additional option to purchase 500 shares of common stock. Upon the exercise of an option, the purchase price paid will be 100% of the fair market value of such share at the time of the grant of the option. Options granted will be exercisable on or after the first anniversary of the date of grant, and will expire on the tenth anniversary of the date of grant.

    A summary of the Stock Incentive Plan and the Non-Employee Director Stock Option Plan as of December 29, 1996 and changes during the year then ended are presented below:

                                                                                            NON-EMPLOYEE DIRECTOR
                                                                 STOCK INCENTIVE PLAN         STOCK OPTION PLAN
                                                              ---------------------------  ------------------------
                                                                              WEIGHTED                  WEIGHTED
                                                                               AVERAGE                   AVERAGE
                                                                              EXERCISE                  EXERCISE
                                                                 SHARES         PRICE       SHARES        PRICE
                                                              ------------  -------------  ---------  -------------
Outstanding at December 31, 1995                                        --                        --
Granted.....................................................     1,419,500    $   23.85       15,000    $   20.81
Forfeited...................................................       (50,500)       24.00           --
                                                              ------------                 ---------
Outstanding at December 29, 1996............................     1,369,000        23.84       15,000        20.81
Granted.....................................................       733,000        11.41        8,500        12.98
Forfeited...................................................      (360,500)       23.22           --
                                                              ------------                 ---------
Outstanding at December 28, 1997............................     1,741,500        18.74       23,500        17.98
                                                              ------------                 ---------
                                                              ------------                 ---------

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 28, 1997

12. STOCK OPTIONS (CONTINUED)
    For various price ranges, weighted average characteristics of outstanding stock options at December 28, 1997 are as follows:

                                                                    OUTSTANDING OPTIONS          EXERCISABLE OPTIONS
                                                               ------------------------------  ------------------------
                    RANGE OF                                      REMAINING       WEIGHTED                  WEIGHTED
                 EXERCISE PRICES                     SHARES     LIFE (YEARS)    AVERAGE PRICE   SHARES    AVERAGE PRICE
             -----------------------               ----------  ---------------  -------------  ---------  -------------
STOCK INCENTIVE PLAN
  $10.44 to $12.38...............................     703,000           9.7           11.28
  $16.88 to $24.00...............................   1,038,500           8.5           23.79      331,625        23.84
                                                   ----------
                                                    1,741,500
                                                   ----------
                                                   ----------
NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN
  $10.94 to $13.25...............................       8,500           9.0           12.98
  $20.50 to $21.13...............................      15,000           8.5           20.81       15,000        20.81
                                                   ----------
                                                       23,500
                                                   ----------
                                                   ----------

13. GEOGRAPHIC DATA

    Export sales by geographic location are as follows (in thousands):

                                                                        DECEMBER 31,  DECEMBER 29,  DECEMBER 28,
                                                                            1995          1996          1997
                                                                        ------------  ------------  ------------
Japan.................................................................   $   64,162    $   74,488    $   66,839
Europe and Middle East................................................       56,704        72,698        97,081
Asia (excluding Japan)................................................       23,230        35,778        34,999
Other.................................................................       10,111        17,972        24,293
                                                                        ------------  ------------  ------------
                                                                         $  154,207    $  200,936    $  223,212
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

    Sales to Japan are made to a 30% owned subsidiary (see Note 7).

14. COMMITMENTS AND CONTINGENCIES

    The Company has employment agreements with key executives which provide for guaranteed minimum compensation, minimum cash bonuses, stock options and termination payments and benefits. One employment agreement contains a provision whereby the Company has granted 150,000 shares of restricted common stock to a key employee. These shares are subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions expire at the earlier of five years from the date of grant or upon the attainment of certain market value goals for the common stock. As of December 28, 1997, all 150,000 shares were subject to the forfeiture provisions. These shares have been recorded as unearned stock grant compensation and are presented as a separate component of stockholders' equity. The unearned compensation is being charged to selling, general and administrative expenses over the five-year vesting period, until such time as the market value goals are attained, in which case the expense will be accelerated to match the amounts earned. Total expense for the year ended December 28, 1997 amounted to approximately $159,000.

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 28, 1997

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company is a defendant in a consolidated purported class action, which alleges violations of certain sections of the federal securities laws. The Company believes the allegations are without merit and intends to defend the litigation vigorously.

    The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, the resolution of such matters will not have a material effect on its financial position or results of operations.

15. INCOME TAXES

    The entities in the Predecessor Company were partnerships or corporations that had elected to be taxed as S corporations pursuant to the Internal Revenue Code. Therefore, for the year ended December 31, 1995 and for the six-month period ended July 2, 1996 (the day prior to the Offering), no provision has been made in the accompanying financial statements for such periods for Federal income taxes, since such taxes were the liability of the partners or the shareholders of the S corporations. In connection with the Offering, the Company became subject to Federal and additional state income tax.

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

    Concurrent with becoming subject to Federal and additional state income taxes, the Company recorded a deferred tax asset and a corresponding tax benefit in the statement of income in accordance with the provisions of SFAS No. 109. The actual amount, which was determined upon completion of the final tax returns of the Predecessor Company, was approximately $19.0 million, and, as of the date of the Offering, resulted in a total deferred tax asset of approximately $20.7 million, which includes certain state and local tax assets recorded on a historical basis.

    The income tax provision consists of the following (in thousands):

                                                                                       YEAR ENDED
                                                                        -----------------------------------------
                                                                        DECEMBER 31,   DECEMBER 29,  DECEMBER 28,
                                                                            1995           1996          1997
                                                                        -------------  ------------  ------------
Current income taxes:
    Federal taxes.....................................................    $      --     $    8,605    $   (2,903)
    State and local taxes.............................................        2,242          2,717           787
    Foreign taxes.....................................................          278          1,130           521
                                                                             ------    ------------  ------------
                                                                              2,520         12,452        (1,595)
    Deferred income taxes.............................................         (122)       (29,631)       (9,439)
                                                                             ------    ------------  ------------
                                                                          $   2,398     $  (17,179)   $  (11,034)
                                                                             ------    ------------  ------------
                                                                             ------    ------------  ------------

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 28, 1997

15. INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant items comprising the Company's net deferred tax asset are as follows (in thousands):

                                                                                       DECEMBER 29,  DECEMBER 28,
                                                                                           1996          1997
                                                                                       ------------  ------------
Current :
    Uniform inventory capitalization.................................................   $    1,046    $    2,679
    Allowance for doubtful accounts and other receivable related reserves............       14,430        18,854
    Inventory reserves...............................................................        2,990        15,518
    Other book accruals..............................................................        6,741        20,423
                                                                                       ------------  ------------
                                                                                            25,207        57,474
Non-Current:
    Depreciation.....................................................................        6,106         7,278
                                                                                       ------------  ------------
                                                                                            31,313        64,752
Valuation Allowance..................................................................           --       (24,000)
                                                                                       ------------  ------------
                                                                                        $   31,313    $   40,752
                                                                                       ------------  ------------
                                                                                       ------------  ------------

    Realization of the future tax benefits related to the deferred tax assets is dependent on many factors including the Company's ability to generate sufficient taxable income within the net operating loss carry forward period. Due to the inherent uncertainties in estimating future taxable income, the Company has recorded a valuation allowance.

    The pro forma provision for income taxes represents the income tax provisions that would have been reported had the Company been subject to Federal and additional state income taxes for the entire period. The pro forma income tax provision has been prepared according to SFAS No. 109.

    The foreign and domestic components of income (loss) before income taxes were foreign income of $2.6 million and domestic loss of $95.0 million in 1997.

    The foreign and domestic components of pro forma income before pro forma income taxes were as follows (in thousands):

                                                                           YEAR ENDED
                                                                   ---------------------------
                                                                   DECEMBER 31,  DECEMBER 29,
                                                                       1995          1996
                                                                   ------------  -------------
Domestic.........................................................   $   26,676     $   1,565
Foreign..........................................................        5,454         4,856
                                                                   ------------       ------
                                                                    $   32,130     $   6,421
                                                                   ------------       ------
                                                                   ------------       ------

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 28, 1997

15. INCOME TAXES (CONTINUED)
    The pro forma income tax provision consists of the following (in thousands):

                                                                           YEAR ENDED
                                                                   --------------------------
                                                                   DECEMBER 31,  DECEMBER 29,
                                                                       1995          1996
                                                                   ------------  ------------
Current income taxes:
Federal taxes....................................................   $   12,215    $   11,642
State and local taxes............................................        4,936         4,777
Foreign taxes....................................................          643         1,130
                                                                   ------------  ------------
                                                                        17,794        17,549
Deferred income taxes............................................       (4,089)      (14,012)
                                                                   ------------  ------------
                                                                    $   13,705    $    3,537
                                                                   ------------  ------------
                                                                   ------------  ------------

    A reconciliation setting forth the differences between the effective tax rate (pro forma for 1996 and 1995) of the Company and the U.S. Federal statutory tax rate is as follows:

                                                                                           YEAR ENDED
                                                                        -------------------------------------------------
                                                                         DECEMBER 31,     DECEMBER 29,     DECEMBER 28,
                                                                             1995             1996             1997
                                                                        ---------------  ---------------  ---------------
Federal statutory rate................................................         35.0%             35.0%           (35.0)%
State and local taxes, net of federal tax benefits....................           7.6              7.0             (5.0)
Taxes related to foreign income, net of credits.......................           1.9             14.0              0.8
Valuation allowance...................................................            --               --             26.0
Other items, net, none of which individually exceeds 5% of Federal
  taxes at statutory rate.............................................          (1.8)            (0.9)             1.3
                                                                                 ---              ---            -----
                                                                               42.7%             55.1%           (11.9)%
                                                                                 ---              ---            -----
                                                                                 ---              ---            -----

                         DONNA KARAN INTERNATIONAL INC.

                               DECEMBER 28, 1997

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of the unaudited quarterly results of operations for 1996 and 1997 (dollars in thousands, except per share amounts):

                                                                                   QUARTER ENDED
                                                                   ----------------------------------------------
1996                                                                MAR. 31     JUNE 30     SEPT. 29    DEC. 29
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
Net sales........................................................  $  159,585  $  117,641  $  173,415  $  162,199
Gross profit.....................................................      52,861      37,145      55,506      55,264
Net income (loss)................................................      11,701      (4,152)     16,444       1,043
Per share data:
Earnings (loss) per common share.................................        0.73       (0.26)       0.77        0.05

                                                                                   QUARTER ENDED
                                                                   ----------------------------------------------
1997                                                                MAR. 30    JUNE 29(1)   SEPT. 28   DEC. 28(2)
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
Net sales........................................................  $  158,776  $  111,045  $  214,870  $  154,034
Gross profit (loss)..............................................      45,038      22,611      56,801      (3,043)
Net income (loss)................................................         806     (14,682)        923     (68,409)
Per share data:
Earnings (loss) per common share.................................        0.04       (0.68)       0.04       (3.17)

------------------------

(1) Includes a restructuring charge of $1.6 million and other charges of $3.6 million, relating primarily to additional severance costs, the estimated economic impairment of DONNA KARAN NEW YORK accessories inventory and receivables and certain other charges recorded during the cost containment process.

(2) Includes a charge of $21.1 million related to the wind-down of the Company's beauty business (net of a $2.2 million gain in connection with entering the agreement), a charge of $12.5 million in connection with the wind-down of the DKNY jeans business as a result of the license of the business, restructuring charges of $7.1 million, $13.2 million of other charges and a $24.0 million valuation allowance against the deferred income tax benefit.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 1998

                                DONNA KARAN INTERNATIONAL INC.

                                BY:               /S/ JOHN D. IDOL
                                     -----------------------------------------
                                                    John D. Idol
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
       /s/ DONNA KARAN          Chairman of the Board and
------------------------------    Chief Designer               March 26, 1998
         Donna Karan

      /s/ STEPHAN WEISS         Vice Chairman of the Board
------------------------------                                 March 26, 1998
        Stephan Weiss

       /s/ JOHN D. IDOL         Chief Executive Officer and
------------------------------    Director                     March 17, 1998
         John D. Idol

   /s/ M. WILLIAM BENEDETTO     Director
------------------------------                                 March 26, 1998
     M. William Benedetto

       /s/ ANDREA JUNG          Director
------------------------------                                 March 19, 1998
         Andrea Jung

      /s/ ANN MCLAUGHLIN        Director
------------------------------                                 March 26, 1998
        Ann Mclaughlin

                                Executive Vice President
                                  and Chief Financial
    /s/ JOSEPH B. PARSONS         Officer (Principal
------------------------------    Financial Officer and        March 26, 1998
      Joseph B. Parsons           Principal Accounting
                                  Officer)

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

       3.2     Bylaws of the Company (Incorporated by reference from Exhibit 3.3 to the Company's Registration
                 Statement on Form S-1, dated June 27, 1996)

       3.3     Amendment No.1 to By-laws of the Company (Incorporated by reference from Exhibit 3.1 to the Company's
                 Form 10-Q for the quarter ended September 28, 1997.)

      10.1     Second Amended and Restated Credit Agreement, dated as of January 29, 1998 among The Donna Karan
                 Company, The Donna Karan Company Store, G.P., Donna Karan Studio, DK Footwear Partners, the
                 institutions time to time parties thereto, and Citibank, N.A., as administrative agent

      10.2     1996 Stock Incentive Plan of the Company (Incorporated by reference from Exhibit A to the Company's
                 Proxy Statement, dated May 8, 1997)

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

EXHIBIT NO.                                           DESCRIPTION OF EXHIBITS
-------------  -----------------------------------------------------------------------------------------------------
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

      10.11    Employment Agreement, dated as of October 15, 1996, between The Donna Karan Company and Joseph B.
                 Parsons (Incorporated by reference from Exhibit 10.14 to the Company's Form 10-K for the year ended
                 December 29, 1996)

      10.12    Employment Agreement, dated as of July 25, 1997, among the Company, The Donna Karan Company and John
                 D. Idol, and related bonus programs. (Incorporated by reference from Exhibit 10.5 to the Company's
                 Form 10-Q for the quarter ended September 28, 1997)

      10.13    Amendment No. 1 to Employment Agreement between the Company and Donna Karan (Incorporated by reference from Exhibit 10.2 to the Company's 10-Q for the quarter ended September 28, 1997)

      10.14    Amendment No. 1 to Employment Agreement between the Company and Stephan Weiss (Incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 28, 1997)

      10.15    Amendment No. 2 to Employment Agreement between the Company and Stephan Weiss (Incorporated by reference from Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 28, 1997)

      10.16    Agreement, dated as of September 30, 1997, between The Donna Karan Company and Estee Lauder Inc.
                 (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K, dated November 10, 1997).

      10.17    Executive Incentive Plan

      10.18    Wealth Accumulation Plan

      21.1     Subsidiaries of the Company (Incorporated by reference from Exhibit 21.1 to the Company's
                 Registration Statement on Form S-1, dated June 27, 1996)

      23.1     Consent of Ernst & Young LLP

      27.1     Financial Data Schedule