Form 10-Q
period 1998-03-29
DONNA KARAN INTERNATIONAL INC
filed 1998-05-13
CIK 1012369

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                      ----------------------------------

                                   FORM 10-Q

                      ----------------------------------

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1998

                                      OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-11805
                      -----------------------------------

                         DONNA KARAN INTERNATIONAL INC.
               (Exact name of registrant as specified in its charter)

         Delaware                                   13-3882426
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

                   550 Seventh Avenue, New York, New York 10018
                    (Address of principal executive offices)
                                     (Zip Code)

                                   (212) 789-1500
               (Registrant's telephone number, including area code)

                      -----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES  /X/   NO  / /
                                                ---       ---

At May 12, 1998, the Registrant had 21,597,834 shares of Common Stock outstanding.*

*Does not include 18 shares of Class A Common Stock, par value
$.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.



------------------------------------------------------------------------------
------------------------------------------------------------------------------

                         DONNA KARAN INTERNATIONAL INC.

                                     INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                          Page
                                                                          -----
   Statements of Income for the three months ended
     March 29, 1998 and March 30, 1997, respectively...................     3

   Balance Sheets as of March 29, 1998 and December 28, 1997...........     4

   Statements of Cash Flows for the three months ended
     March 29, 1998 and March 30, 1997, respectively...................     5

   Notes to Financial Statements.......................................     6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................    10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................     14
Item 6.  Exhibits and Reports on Form 8-K..............................     14


                         DONNA KARAN INTERNATIONAL INC.

                              STATEMENTS OF INCOME
                                    (Unaudited)

                                                              Three Months Ended
                                                         -----------------------------
                                                         March 29,1998  March 30, 1997
                                                         -------------  --------------
                                                           (In thousands, except per
                                                                  share data)
Net revenues...........................................   $   181,153     $  158,776
Cost of sales..........................................       138,622        113,738
                                                          -----------     ----------
Gross profit...........................................        42,531         45,038
Selling, general and administrative expenses...........        37,732         44,556
                                                          -----------     ----------
Operating income.......................................         4,799            482
Other income (expense):
  Equity in earnings (loss) of affiliate...............           (65)           732
  Gain on sale of affiliate............................            88             --
  Interest income (expense), net.......................          (989)           280
                                                          -----------     ----------
Income before income taxes.............................         3,833          1,494
Provision for income taxes.............................         1,763            688
                                                           ----------     ----------
Net income.............................................   $     2,070     $      806
                                                          -----------     ----------
                                                          -----------     ----------
Net income per common share (Note 1):
Basic..................................................   $       .10     $      .04
                                                          -----------     ----------
                                                          -----------     ----------
Diluted................................................   $       .10     $      .04
                                                          -----------     ----------
                                                          -----------     ----------

                      See notes to financial statements.

                         DONNA KARAN INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                      March 29,      December 28,
                                                                        1998             1997
                                                                   -------------  ----------------
                                                                    (Unaudited)
                                                                           (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents......................................   $     2,187      $    4,537
  Accounts receivable, net of allowances of $49,736 at
    March 29, 1998 and $52,035 at December 28, 1997..............        88,971          68,138
  Inventories....................................................        88,506         112,366
  Deferred income taxes..........................................        28,080          33,474
  Prepaid expenses and other current assets......................        11,903          12,248
                                                                    -----------      ----------
    Total current assets.........................................       219,647         230,763
Property and equipment, net......................................        29,447          31,005
Deferred income taxes............................................        19,751           7,278
Deposits and other noncurrent assets.............................        15,226          18,442
                                                                    -----------      ----------
                                                                    $   284,071      $  287,488
                                                                    -----------      ----------
                                                                    -----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................................   $    42,378      $   61,013
  Accrued expenses and other current liabilities.................        64,545          60,711
  Current portion of capital lease obligations...................            --              36
  Note payable to principal stockholder..........................            --           6,700
  Borrowing under revolving line of credit.......................         1,802          22,314
                                                                    -----------      ----------
    Total current liabilities....................................       108,725         150,774
Deferred income..................................................        51,003          14,250
Stockholders' equity:
  Common stock, $0.01 par value, 35,000,000 shares authorized,
    21,618,034 shares issued and outstanding.....................           216             216
  Common stock class A, $0.01 par value, 18 shares authorized,
    issued and outstanding.......................................            --              --
  Common stock class B, $0.01 par value, 2 shares authorized,
    issued and outstanding.......................................            --              --
  Preferred stock, $0.01 par value, 1,000,000 shares authorized,
    no shares issued and outstanding.............................            --              --
  Additional paid in capital.....................................       188,491         188,491
  Retained deficit...............................................       (61,804)        (63,875)
  Cumulative translation adjustment..............................          (726)           (455)
                                                                    -----------      ----------
                                                                        126,177         124,377
  Less: Treasury stock, at cost (20,200 shares)..................          (479)           (479)
  Unearned compensation..........................................        (1,355)         (1,434)
                                                                    -----------      ----------
  Total stockholders' equity.....................................       124,343         122,464
                                                                    -----------      ----------
                                                                    $   284,071      $  287,488
                                                                    -----------      ----------
                                                                    -----------      ----------

                      See notes to financial statements.

                         DONNA KARAN INTERNATIONAL INC

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       Three Months Ended
                                                                 -------------------------------
                                                                   March 29,        March 30,
                                                                      1998             1997
                                                                 --------------  ---------------
                                                                         (In thousands)
Operating Activities
  Net income.....................................................    $    2,070        $   806
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
    Depreciation and amortization................................         3,589          2,570
    Provision for bad debts......................................           386            192
    Gain on sale of affiliate....................................           (88)            --
    Provision for restricted stock compensation..................            80             --
    Amortization of deferred income..............................          (360)            --
    Equity in earnings (loss) of affiliate.......................            65           (732)
    Deferred income taxes........................................        (7,079)         5,037
Changes in operating assets and liabilities:
    Increase in accounts receivable..............................       (21,219)       (18,569)
    Decrease (increase) in inventories...........................        23,860         (1,274)
    Decrease (increase) in prepaid expenses and other
      current assets.............................................           168         (3,313)
    Decrease in deposits and other noncurrent assets.............         1,577          1,758
    Decrease in accounts payable, accrued expenses
      and other current liabilities..............................       (22,902)       (34,063)
    Increase in deferred income..................................        44,563             --
                                                                     ----------        -------
      Net cash provided by (used for) operating activities.......        24,710        (47,588)
                                                                     ----------        -------
Investing Activities
  Proceeds from sale of affiliate................................           646            --
  Purchase of property and equipment.............................          (458)        (4,551)
                                                                     ----------        -------
     Net cash provided by (used for) investing activities........           188         (4,551)
                                                                     ----------        -------
Financing Activities
  Net (repayment) proceeds of revolving credit facility..........       (20,512)        11,880
  Payments under capital lease...................................           (36)           (68)
  Repayment of note payable to principal stockholder.............        (6,700)            --
                                                                     ----------        -------
     Net cash (used for) provided by financing activities........       (27,248)        11,812
                                                                     ----------        -------
  Net decrease in cash and cash equivalents......................        (2,350)       (40,327)
  Cash and cash equivalents at beginning of period...............         4,537         40,550
                                                                     ----------        -------
  Cash and cash equivalents at end of period.....................    $    2,187        $   223
                                                                     ----------        -------
                                                                     ----------        -------
Supplemental cash flow information
  Interest paid..................................................    $      745        $    65
                                                                     ----------        -------
                                                                     ----------        -------
  Income taxes paid..............................................    $    2,882        $ 8,831
                                                                     ----------        -------
                                                                     ----------        -------

                      See notes to financial statements.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The accompanying unaudited consolidated financial statements include the results of operations of Donna Karan International Inc. and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The equity method of accounting is used for Donna Karan Japan, K.K., a Japanese stock company ("DKJ"), which was 70% owned by a nonaffiliated entity.

    The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. On a quarterly basis, the Company's operations may vary as a result of, among other things, production and shipping schedules, the introduction of new products, and variations in the timing of certain holidays from year to year. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for a full year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997.

Net Income Per Common Share

    For the period ended March 29, 1998, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," net income per common share amounts ("basic EPS") were computed by dividing net income by the weighted average number of common shares outstanding and excluded any potential dilution. Net income per common share amounts--assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Earnings per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128.

    A reconciliation between net income and shares used to compute basic and diluted EPS computations for net income is as follows:

                                                                   Three Months Ended
                                                            --------------------------------
                                                              March 29,         March 30,
                                                                 1998             1997
                                                            ---------------  ---------------
                                                                     (In thousands)
Net income, as reported...................................     $   2,070        $     806
Effect of dilutive securities:
  Stock options...........................................            --               --
                                                               ---------        ---------
Net income, assuming full dilution........................     $   2,070        $     806
                                                               ---------        ---------
                                                               ---------        ---------
Weighted average common shares, basic.....................        21,598           21,468
Effect of dilutive securities:
  Stock options...........................................            30               --
                                                               ---------        ---------
Weighted average common shares, assuming full dilution....        21,628           21,468
                                                               ---------        ---------
                                                               ---------        ---------

                         DONNA KARAN INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS

Inventories

    Inventories consist of the following:

                                                  March 29,       December 28,
                                                     1998             1997
                                                --------------   --------------
                                                        (In thousands)
Raw materials.................................    $    3,057       $    10,306
Work in process...............................         9,000            11,316
Finished goods................................        76,449            90,744
                                                  ----------       -----------
                                                  $   88,506       $   112,366
                                                  ----------       -----------
                                                  ----------       -----------

Property and Equipment

    Property and equipment are carried at cost. Depreciation is computed primarily on the straight-line basis over the estimated useful lives of the assets ranging from 5 to 7 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the expected useful lives or the lease term, which in certain instances include the anticipated renewal period.

    Property and equipment consist of the following:

                                                        March 29,       December 28,
                                                           1998             1997
                                                      --------------  ----------------
                                                              (In thousands)
Machinery, equipment and fixtures...................    $   22,327       $   20,314
Property and equipment under capital leases.........           --             1,207
Leasehold improvements..............................        40,340           40,688
                                                        ----------       -----------
                                                            62,667           62,209
Less accumulated depreciation.......................       (33,220)         (31,204)
                                                        ----------       -----------
                                                        $   29,447       $   31,005
                                                        ----------       -----------
                                                        ----------       -----------

Accrued Expenses and Other Current Liabilities

    Accrued expenses and other current liabilities are comprised of the following:

                                                         March 29,     December 28,
                                                           1998            1997
                                                       -------------   ------------
                                                               (In thousands)
Accrued operating expenses...........................   $     21,210    $    22,417
Accrued compensation.................................         11,757         10,947
Accrued restructuring and other charges..............         11,191         23,927
Unearned revenues....................................          7,810            --
Accrued income taxes.................................          5,858            109
Accrued royalties....................................          5,408            823
Accrued taxes other than income taxes................            602          1,895
Other................................................            709            593
                                                        ------------     ----------
                                                        $     64,545     $   60,711
                                                        ------------     ----------
                                                        ------------     ----------

                         DONNA KARAN INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS

Provision for Income Taxes

    The provision for income taxes represents federal, foreign, state and local income taxes. The effective income tax rate was approximately 46% for the three months ended March 29, 1998 and March 30, 1997. This rate reflects the effect of state and local taxes, tax rates in certain foreign jurisdictions and certain nondeductible expenses.

Management Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. Actual results could differ from those based upon such estimates and assumptions.

NOTE 2--SALE OF INTEREST IN AFFILIATE

    In March 1998, the Company and a nonaffiliated party sold all of their outstanding shares in DKJ to a subsidiary of Onward Kashiyama Co. Ltd., a Japanese public company ("OKC"). In consideration of the sale of its interest in DKJ, the Company received approximately $646,000 and recognized a gain, net of transaction costs, of approximately $88,000.

NOTE 3--LICENSING AGREEMENTS

DKNY JEANS

    In January 1998, the Company and Liz Claiborne Inc. ("LCI") consummated a transaction whereby the Company granted to LCI exclusive, long-term rights to the DKNY Jeans and DKNY Active trademarks for apparel products and to market, distribute and sell both collections in the Western Hemisphere. Under the agreement, LCI is obligated to pay the Company a royalty equal to a percentage of net sales of the DKNY Jeans and Active products. The initial term of the license agreement is for 15 years through December 31, 2012, with an option to renew for an additional 15-year period if certain sales thresholds are met, which would continue the license through December 31, 2027. Upon consummation of the transaction, the Company received from LCI $30.0 million which will be amortized in accordance with the term of the agreement. Aggregate minimum royalties for the initial 15-year term are $152.0 million.

DONNA KARAN JAPAN

    In March 1998, the Company granted DKJ a 16-year exclusive license to import, manufacture, license and/or distribute Donna Karan New York and DKNY products in Japan, with certain exceptions. Additionally, DKJ was granted the exclusive right to develop and operate a total of 12 Donna Karan New York and DKNY retail boutiques in Japan over the term of the agreement. Upon consummation of the transaction, the Company received $15.2 million and will receive, on an ongoing basis, a royalty on net sales of licensed products and a servicing fee on net sales of Donna Karan products imported by DKJ.

                         DONNA KARAN INTERNATIONAL INC.

                        NOTES TO FINANCIAL STATEMENTS

NOTE 4--PRO-FORMA FINANCIAL INFORMATION

    In connection with the Company's licensing of its beauty business in fiscal 1997, the following table presents pro-forma condensed financial information of the Company for the three months ended March 30, 1997, to reflect results of operations as if the Company had exited the beauty business as of January 1, 1997.

                                               March 30, 1997
                                      ---------------------------------
                                          As                    Pro
                                       Reported    Beauty      Forma
                                      ----------  ---------  ----------
                                               (In thousands)
Net sales...........................  $  158,776  $   6,079  $  152,697
Operating income (loss).............         482     (3,206)      3,688
Net income (loss)...................         806     (1,732)      2,538

                            DONNA KARAN INTERNATIONAL INC.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

    Donna Karan International Inc. is one of the world's leading international fashion design houses. The Company designs, contracts for the production of, markets, and distributes "designer" and "bridge" collections of men's and women's clothing, sportswear, accessories, and shoes under the Donna Karan New York and DKNY brand names, respectively. In addition, the Company selectively has granted licenses for the manufacture and distribution of certain other products under the Donna Karan New York and DKNY brand names, including beauty and beauty-related products, DKNY jeanswear and activewear products, hosiery, intimate apparel, eyewear and children's apparel.

    In March 1998, the Company and a nonaffiliated party sold all of their outstanding shares in Donna Karan Japan ("DKJ") to a subsidiary of Onward Kashiyama Co. Ltd., a Japanese public company ("OKC"). As a result of this transaction, the Company will no longer recognize equity in earnings (loss) of affiliate. The Company also granted DKJ a 16-year exclusive license to import, manufacture, license and/or distribute Donna Karan New York and DKNY products in Japan, with certain exceptions. The Company expects that over an approximately three year period, DKJ will transition from importing and reselling substantially all of its products to manufacturing and selling a majority of products under its licensing agreement. As a result, in the future, the Company expects to recognize decreasing revenues from its wholesale business and increasing revenues from its licensing activities, in its Japanese business.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 29, 1998
TO THE THREE MONTHS ENDED MARCH 30, 1997

    The following discussion provides information and analysis of the Company's results of operations for the three months ended March 29, 1998 and March 30, 1997. The Company utilizes a 52- or 53-week fiscal year ending on the Sunday nearest December 31. The Company's business is comprised of wholesale, licensing and retail activities.

    The following table sets forth certain condensed statement of income data.

                                                                                 For the three months ended
                                                                 ---------------------------------------------------------
                                                                          March 29, 1998                 March 30, 1997
                                                                 -------------------------------     ---------------------
                                                                                        (Dollars in Millions)
Net revenues...................................................     $   181.2             100.0%     $   158.8      100.0%
Gross profit...................................................          42.5              23.5           45.0       28.4
Selling, general and administrative expenses...................          37.7              20.8           44.5       28.1
Operating income...............................................           4.8               2.6            0.5        0.3
Equity in earnings of affiliate................................           --                --             0.7        0.5
Net income.....................................................           2.1               1.1            0.8        0.5

    Net revenues for the three months ended March 29, 1998 increased $22.4 million or 18.0% as compared to net revenues of $158.8 million in the prior year. Excluding certain sales of merchandise to Liz Claiborne Inc. ("LCI") relating to the DKNY Jeans license in fiscal 1998 and revenues in fiscal 1997 related to the Company's beauty business, revenues would have increased $7.4 million or 4.8%. The increase was primarily attributable to a $2.0 million or 88.4% increase in licensing revenues, a $3.5 million or 28.0% increase in retail sales and a $1.9 million or 1.3% increase in wholesale sales.

    The increase in licensing revenues was primarily attributable to royalties received from LCI associated with the Company granting to LCI an exclusive long-term right to the DKNY Jeans and DKNY Active trademarks for apparel products marketed, distributed and sold in the Western Hemisphere. The increase in retail sales primarily related to an increase in the number of stores as compared to the same prior-year period. Wholesale net revenues increased due to an increase in footwear sales as compared to the same prior-year period, an increase in sales from the Donna Karan New York collections for women, partially offset by decreased sales in the DKNY collections for women as a result of a planned reduction in doors, lower sales in the Company's menswear business as a result of licensing the DKNY Jeans menswear business to LCI and the continued impact of a depressed Asian retail environment.

                          DONNA KARAN INTERNATIONAL INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Gross profit as a percentage of sales decreased to 23.5% in 1998 from 28.4% in 1997. Excluding the impact of DKNY Jeans sales to LCI in fiscal 1998 and the effect of beauty business sales in fiscal 1997, gross profit margins were 26.6% and 27.5% in fiscal 1998 and 1997, respectively. The reduction in the gross profit margin was due to lower margins in the wholesale division, primarily due to a change in mix, and the retail division, primarily due to continued liquidation of prior season's merchandise.

    Selling, general and administrative expenses decreased to 20.8% of net revenues in the first quarter of 1998 as compared to 28.1% of net revenues in the same prior-year period. The decrease in selling, general and administrative expenses was primarily attributable to lower advertising, marketing and administrative expenses, primarily as a result of the Company's strategic initiatives, including the licensing of the beauty and DKNY Jeans businesses.

    Operating income increased to $4.8 million in the first quarter of 1998 from $0.5 million in the prior year. Operating margins were 2.6% in the current period as compared to 0.3% in the corresponding prior-year period.

    Interest income (expense), net was $1.0 million for the three months ended March 29, 1998 as compared to $0.3 million net interest income in the same prior-year period. The increase in interest expense was primarily due to higher average borrowings during fiscal 1998 as compared to fiscal 1997, when the Company was in an investing position due to proceeds received from its initial public offering ("Offering").

    Provision for income taxes represents federal, foreign, state and local income taxes. The effective income tax rate for the three months ended March 29, 1998 and March 30, 1997 was 46.0%. This rate reflects the effects of state and local taxes, tax rates in certain foreign jurisdictions and certain nondeductible expenses.

    Net income for the three months ended March 29, 1998 was $2.1 million as compared to $0.8 million for the same prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings under its Credit Facility (as herein defined). The Company's principal need for funds is to finance working capital (principally inventory and receivables), capital expenditures and investments in the start up of new collections and the extension of existing collections. At March 29, 1998, the Company had cash and cash equivalents of $2.2 million as compared to $4.5 million at December 28, 1997.

    The Company has supplemented its cash flow from operations and bank lines of credit with proceeds from the Offering and its license and strategic alliances. In January 1998, the Company received from LCI $30.0 million related to the granting of license rights for the marketing, distribution and sale of DKNY Jeans and Activewear products in the Western Hemisphere. In March 1998, the Company received $15.2 million related to a 16-year exclusive license to import, manufacture, license and/or distribute Donna Karan New York and DKNY products in Japan, with certain exceptions.

    The Company has a $150.0 million, three-year revolving credit facility (the "Credit Facility"). The Credit Facility is used for working capital requirements and general corporate purposes.

    Net cash provided by operating activities increased to $24.7 million for the three months ended March 29, 1998 from net cash used for operating activities of $47.6 million in the same prior-year period. This increase primarily reflects the Company's deferred revenues associated with the Company's recent licensing agreements, lower inventory levels and lesser decreases in accounts payable, accrued expenses and other current liabilities, partially offset by an increase in deferred income taxes. Net cash provided by investing activities increased $4.7 million for the three months ended March 29, 1998 as compared to the prior year, primarily due to decreased purchases of property and equipment. Financing activities reflect borrowings under the Credit Facility and repayment of a note payable to a principal stockholder. Net cash used by financing activities increased $39.1 million for the three months ended March 29, 1998 as compared to the prior year, primarily due to the repayment of amounts outstanding under the Credit Facility and the repayment of a note payable to a principal stockholder.

                          DONNA KARAN INTERNATIONAL INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company uses derivative financial instruments for the purpose of managing its exposure to adverse fluctuations in foreign currency exchange rates. The Company addresses its risks through a program of risk management, the principal objective of which is to minimize the risks and/or costs associated with financial and global operating activities. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company conducts business in many foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies, principally the Italian lire, Spanish peseta, Dutch guilder and Hong Kong dollar, have on the Company's costs and cash flows.

    The Company enters into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with its identified exposures. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs. The Company from time to time also enters into purchased foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Any gains realized on such options that qualify as hedges are deferred and recognized in operating income when the underlying hedged transaction occurs. Premiums on foreign currency options are amortized over the period being hedged. Foreign currency transactions which do not qualify as hedges are marked-to-market on a current basis with gains and losses recognized through income and reflected in operating expenses. In addition, any previously deferred gains and losses on hedges which are terminated prior to the transaction date are recognized in current income when the hedge is terminated. The contracts have varying maturities with none exceeding 12 months.

    As a matter of policy, the Company enters into contracts with parties who are major international banks and financial institutions that have at least an "A" (or equivalent) credit rating. The Company's exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would be immaterial. Costs associated with entering into such contracts have not been material to the Company's financial results. At March 29, 1998, the Company had contracts to exchange foreign currencies in the form of forward exchange contracts in the amount of $20.3 million.

    Capital expenditures, primarily for leasehold improvements, equipment, machinery, computers, office furniture, and outlet and retail stores, were approximately $0.5 million and $4.6 million for the three months ended March 29, 1998 and March 30, 1997, respectively. As of May 13, 1998, the Company had committed to additional capital expenditures during fiscal 1998 of approximately $0.8 million. The Company anticipates that it will incur additional capital expenditures in fiscal 1998 relating to its retail business initiatives and other matters.

    The Company anticipates that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flow from operations, supplemented by borrowings under the Credit Facility and, from time to time, amounts received in connection with strategic transactions, including licensing arrangements.

Seasonality of Business

    The Company's business varies with general seasonal trends that are characteristic of the apparel industry, and it generally experiences lower net revenues and net income (or higher net losses) in the first half of each fiscal year as compared to the second half of its fiscal year. Accordingly, the Company's outstanding borrowings under its revolving credit facility, historically, have been lower on or about its fiscal year end. On a quarterly basis, the Company's operations may vary with production and shipping schedules, the introduction of new products, and variation in the timing of certain holidays from year to year. The Company historically has experienced lower net revenues and operating income in the second quarter than in other quarters due to (i) lower demand among retail customers typical of the apparel industry, and (ii) certain expenses that are constant throughout the year being relatively higher as a percentage of net revenues. As the Company's business continues to evolve, the Company's operating performance may not reflect the typical seasonality of the apparel industry.

                          DONNA KARAN INTERNATIONAL INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FORWARD-LOOKING STATEMENTS

    When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and annual reports to stockholders and in other written or oral statements made by the Company's representatives, the words and phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "plans," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the Company's expectations regarding sales, earnings or other future financial performance and liquidity, and general statements about future operations and operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation: (i)-the failure of certain key members of the Company's design teams or management, including Ms. Karan, to continue to be active in the business of the Company; (ii) the possibility of a termination of the Company's license with Gabrielle Studio, Inc., a bankruptcy of Gabrielle Studio or transfer of the stock of Gabrielle Studio; (iii) the timing and expense associated with, and effects of, cost-cutting measures and the strategic initiatives being implemented by the Company; (iv) risks associated with the receipt, pricing and timing of customer orders; (v) general competitive factors and the overall financial condition of the apparel industry, the retail industry, and the general economy; (vi) timing of and costs associated with new store openings; (vii) a change in retailer or consumer acceptance of the Company's products; (viii) the variability of the Company's results in any period due to the seasonal nature of the business, the timing and level of the Company's sales, the timing of launching new products and collections and opening of new doors, fashion trends, and the timing, terms, consummation or success of any joint ventures, licenses, or other dispositions of product lines; (ix) consolidations and restructurings in the retail industry causing a decrease in the number of stores that sell the Company's products, or an increase in the ownership concentration within the retail industry; (x) social, political and economic risks to the Company's foreign retail operations and customers, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (xi) the inability of the Company's licensees to obtain capital, manage their labor relations, or maintain operational or financial control over their businesses; (xii) changes in the laws, regulations and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (xiii) foreign currency fluctuations affecting the Company's results of operations and value of its foreign assets, the relative prices at which the Company and foreign competitors sell their products in the same market and the Company's operating and manufacturing costs outside of the United States; (xiv) shipment delays, depletion of inventory and increased production costs resulting from disruption at any of the Company's facilities or other causes; (xv) changes in product mix to ones which are less profitable; and (xvi) the ability of the Company and third parties, including customers or suppliers, to adequately address Year 2000 issues. The Company assumes no responsibility to update forward looking statements made herein or elsewhere.

                         DONNA KARAN INTERNATIONAL INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

    The Company is involved in various legal proceedings incident to the ordinary course of its business. Based upon the available information to date, the Company believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on the results of operations or financial condition of the Company.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits 27.1--Financial Data Schedule

    (b) Reports on Form 8-K

    There were no reports on Form 8-K filed by the Company during the three months ended March 29, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DONNA KARAN INTERNATIONAL INC.
                                                         (Registrant)

Date: May 13, 1998                             By: /s/ John D. Idol
                                                   -----------------------
                                                    John D. Idol
                                                    Chief Executive Officer


Date: May 13, 1998                             By: /s/ Joseph B. Parsons
                                                   -----------------------
                                                   Joseph B. Parsons
                                                   Executive Vice President and
                                                   Chief Financial Officer