Form 10-Q
period 1998-06-28
DONNA KARAN INTERNATIONAL INC
filed 1998-08-12
CIK 1012369

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                               ----------------------
                                     FORM 10-Q
                               ----------------------

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 28, 1998

                                         OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934



                            Commission File Number 1-11805

                ------------------------------------------------------

                           DONNA KARAN INTERNATIONAL INC.
               (Exact name of registrant as specified in its charter)

       Delaware                                           13-3882426
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                    550 Seventh Avenue, New York, New York 10018
                      (Address of principal executive offices)
                                     (Zip Code)

                                   (212) 789-1500
                (Registrant's telephone number, including area code)


                ----------------------------------------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      YES /X/   NO / /

At August 11, 1998, the Registrant had 21,599,334 shares of Common Stock outstanding.*

*Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           DONNA KARAN INTERNATIONAL INC.

                                       INDEX


PART I.   FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1.   Financial Statements

          Statements of Operations -
               Three Months and Six Months Ended June 28, 1998 and
               June 29, 1997 . . . . . . . . . . . . . . . . . . . . . . . .   3

          Balance Sheets -
               June 28, 1998 and December 28, 1997 . . . . . . . . . . . . .   4

          Statements of Cash Flows -
               Six Months Ended June 28, 1998 and June 29, 1997. . . . . . .   5

          Notes to Financial Statements. . . . . . . . . . . . . . . . . . .   6


Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . . .   9
 0


PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . .  14


Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  14

                           DONNA KARAN INTERNATIONAL INC.

                              STATEMENTS OF OPERATIONS
                                    (UNAUDITED)



                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    -----------------------       -----------------------
                                                    JUNE 28,       JUNE 29,       JUNE 28,       JUNE 29,
                                                      1998           1997           1998           1997
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net revenues. . . . . . . . . . . . . . . . . . .   $124,854       $111,045       $306,007       $269,821
Cost of sales . . . . . . . . . . . . . . . . . .    100,153         88,434        238,775        202,172
                                                    --------       --------       --------       --------

Gross profit. . . . . . . . . . . . . . . . . . .     24,701         22,611         67,232         67,649
Selling, general and administrative expenses. . .     36,138         47,788         73,870         92,344
Restructuring charges . . . . . . . . . . . . . .          -          1,571              -          1,571
                                                    --------       --------       --------       --------

Operating loss. . . . . . . . . . . . . . . . . .    (11,437)       (26,748)        (6,638)       (26,266)
Other income (expense):
  Equity in earnings (loss) of affiliate. . . . .          -            (23)           (65)           709
  Gain on sale of affiliate . . . . . . . . . . .          -              -             88              -
  Interest expense, net . . . . . . . . . . . . .       (263)          (419)        (1,252)          (139)
                                                    --------       --------       --------       --------

Loss before income taxes. . . . . . . . . . . . .    (11,700)       (27,190)        (7,867)       (25,696)
Income tax benefit. . . . . . . . . . . . . . . .     (5,382)       (12,508)        (3,619)       (11,820)
                                                    --------       --------       --------       --------

Net loss. . . . . . . . . . . . . . . . . . . . .   $ (6,318)      $(14,682)      $ (4,248)      $(13,876)
                                                    ========       ========       ========       ========


Net loss per common share (Note 1):

  Basic . . . . . . . . . . . . . . . . . . . . .   $   (.29)      $   (.68)      $   (.20)      $   (.64)
                                                    ========       ========       ========       ========
  Diluted . . . . . . . . . . . . . . . . . . . .   $   (.29)      $   (.68)      $   (.20)      $   (.64)
                                                    ========       ========       ========       ========




                          See Notes to Financial Statements

                           DONNA KARAN INTERNATIONAL INC.

                                   BALANCE SHEETS


                                                                   JUNE 28,     DECEMBER 28,
                                                                     1998           1997
                                                                  -----------   ------------
                                                                  (UNAUDITED)
                                                                        (IN THOUSANDS)

ASSETS
Current assets
  Cash and cash equivalents . . . . . . . . . . . . . . . .        $ 12,791       $  4,537
  Accounts receivable, net of allowances of $41,879 at
    June 28, 1998 and $52,035 at December 28, 1997. . . . .          56,937         68,138
  Inventories . . . . . . . . . . . . . . . . . . . . . . .          88,210        112,366
  Deferred income taxes . . . . . . . . . . . . . . . . . .          27,157         33,474
  Prepaid expenses and other current assets . . . . . . . .          14,608         12,248
                                                                   --------       --------
    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .         199,703        230,763
Property and equipment, net . . . . . . . . . . . . . . . .          31,148         31,005
Deferred income taxes . . . . . . . . . . . . . . . . . . .          19,361          7,278
Deposits and other noncurrent assets. . . . . . . . . . . .          15,552         18,442
                                                                   --------       --------

                                                                   $265,764       $287,488
                                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable. . . . . . . . . . . . . . . . . . . . .        $ 42,670       $ 61,013
  Accrued expenses and other current liabilities. . . . . .          53,609         60,711
  Current portion of capital lease obligations. . . . . . .               -             36
  Note payable to principal stockholder . . . . . . . . . .               -          6,700
  Borrowing under revolving line of credit. . . . . . . . .               -         22,314
                                                                   --------       --------
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . .          96,279        150,774
                                                                   --------       --------

Deferred income . . . . . . . . . . . . . . . . . . . . . .          51,537         14,250

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 35,000,000 shares
    authorized, 21,618,034 shares issued and outstanding. .             216            216
  Common stock class A, $0.01 par value, 18 shares
    authorized, issued and outstanding. . . . . . . . . . .               -              -
  Common stock, class B, $0.01 par value, 2 shares
    authorized, issued and outstanding. . . . . . . . . . .               -              -
  Preferred stock, $0.01 par value, 1,000,000 shares
    authorized, no shares issued and outstanding. . . . . .               -              -
  Additional paid in capital. . . . . . . . . . . . . . . .         188,491        188,491
  Retained deficit. . . . . . . . . . . . . . . . . . . . .         (68,123)       (63,875)
  Cumulative translation adjustment . . . . . . . . . . . .            (882)          (455)
                                                                   --------       --------
                                                                    119,702        124,377
  Less: Treasury stock, at cost (20,200 shares) . . . . . .            (479)          (479)
        Unearned compensation . . . . . . . . . . . . . . .          (1,275)        (1,434)
                                                                   --------       --------
    Total stockholders' equity. . . . . . . . . . . . . . .         117,948        122,464
                                                                   --------       --------

                                                                   $265,764       $287,488
                                                                   ========       ========



                          See Notes to Financial Statements

                            DONNA KARAN INTERNATIONAL INC.

                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                            SIX MONTHS ENDED
                                                                        ------------------------
                                                                         JUNE 28,       JUNE 29,
                                                                          1998           1997
                                                                        ---------      ---------
                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ (4,248)      $(13,876)
  Adjustments to reconcile net income to net cash provided by
   (used for) operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . .          6,683          5,866
      Provision for bad debts . . . . . . . . . . . . . . . . . .            759            411
      Gain on sale of affiliate . . . . . . . . . . . . . . . . .            (88)             -
      Provision for restricted stock compensation . . . . . . . .            159              -
      Amortization of deferred income . . . . . . . . . . . . . .         (3,221)             -
      Equity in earnings (loss) of affiliate. . . . . . . . . . .             65           (709)
      Deferred income taxes . . . . . . . . . . . . . . . . . . .         (5,766)        (1,321)
  Changes in operating assets and liabilities:
      Decrease in accounts receivable . . . . . . . . . . . . . .         10,442         28,117
      Decrease (increase) in inventories. . . . . . . . . . . . .         24,156        (26,016)
      Increase in prepaid expenses and other current assets . . .         (2,537)        (9,244)
      Increase in deposits and other noncurrent assets. . . . . .           (451)        (2,611)
      Decrease in accounts payable, accrued expenses, and
       other current liabilities. . . . . . . . . . . . . . . . .        (26,752)       (36,753)
      Increase in deferred income . . . . . . . . . . . . . . . .         41,007              -
                                                                        --------       --------
        Net cash provided by (used for) operating activities. . .         40,208        (56,136)
                                                                        --------       --------

INVESTING ACTIVITIES
  Proceeds from sale of affiliate . . . . . . . . . . . . . . . .            646              -
  Purchase of property and equipment. . . . . . . . . . . . . . .         (3,550)        (7,529)
                                                                        --------       --------
        Net cash (used for) investing activities. . . . . . . . .         (2,904)        (7,529)
                                                                        --------       --------

FINANCING ACTIVITIES
  Net (repayment) proceeds of revolving credit facility . . . . .        (22,314)        26,547
  Payments under capital lease. . . . . . . . . . . . . . . . . .            (36)          (138)
  Repayment of note payable to principal stockholder. . . . . . .         (6,700)             -
                                                                        --------       --------
        Net cash (used for) provided by financing activities. . .        (29,050)        26,409
                                                                        --------       --------

  Net increase (decrease) in cash and cash equivalents. . . . . .          8,254        (37,256)
  Cash and cash equivalents at beginning of period. . . . . . . .          4,537         40,550
                                                                        --------       --------

  Cash and cash equivalents at end of period. . . . . . . . . . .       $ 12,791       $  3,294
                                                                        ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,112       $    389
                                                                        ========       ========
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . .       $  5,134       $  9,035
                                                                        ========       ========



                          See Notes to Financial Statements

                           DONNA KARAN INTERNATIONAL INC.

                           NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the results of operations of Donna Karan International Inc. and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The equity method of accounting was used for Donna Karan Japan, K.K., a Japanese stock company ("DKJ"), which was 70% owned by a nonaffiliated entity. In March 1998, the Company and such nonaffiliated party sold all of their outstanding shares in DKJ. As a result of this transaction, the Company will no longer recognize equity in earnings (loss) of affiliate. See Note 7 to the Company's Annual Report on Form 10-K for the year ended December 28, 1997.

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

NET LOSS PER COMMON SHARE

     For the three and six months ended June 28, 1998, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," net loss per common share amounts ("basic EPS") were computed by dividing net loss by the weighted average number of common shares outstanding and excluded any potential dilution. Net loss per common share amounts -- assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Earnings per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128.

     A reconciliation between net loss and shares used to compute basic and diluted EPS computations for net loss is as follows:

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     ----------------------        ----------------------
                                                     JUNE 28,      JUNE 29,        JUNE 28,      JUNE 29,
                                                       1998          1997            1998          1997
                                                     --------      --------        --------      --------
                                                                        (IN THOUSANDS)
Net loss, as reported . . . . . . . . . . . .        $(6,318)      $(14,682)       $(4,248)      $(13,876)
Effect of dilutive securities:
Stock options . . . . . . . . . . . . . . . .              -              -              -              -
                                                     -------       --------        -------       --------
Net loss, assuming full dilution. . . . . . .        $(6,318)      $(14,682)       $(4,248)      $(13,876)
                                                     =======       ========        =======       ========

Weighted average common shares, basic . . . .         21,598         21,448         21,598         21,448
Effect of dilutive securities:
Stock options . . . . . . . . . . . . . . . .             86              -             58              -
                                                     -------       --------        -------       --------
Weighted average common shares, assuming
full dilution . . . . . . . . . . . . . . . .         21,684         21,448         21,656         21,448
                                                     =======       ========        =======       ========

                                         -6-

                           DONNA KARAN INTERNATIONAL INC.

                           NOTES TO FINANCIAL STATEMENTS

INVENTORIES

     Inventories consist of the following:

                                   JUNE 28,     DECEMBER 28,
                                     1998           1997
                                   --------     ------------
                                        (IN THOUSANDS)
          Raw material........     $ 5,662        $ 10,306
          Work in process.....      10,089          11,316
          Finished goods......      72,459          90,744
                                   -------        --------
                                   $88,210        $112,366
                                   =======        ========


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

     Property and equipment consist of the following:

                                                       JUNE 28,     DECEMBER 28,
                                                         1998           1997
                                                       --------     ------------
                                                            (IN THOUSANDS)
          Machinery, equipment and fixtures........... $ 22,358       $ 20,314
          Property and equipment under capital leases.       -           1,207
          Leasehold improvements......................   43,399         40,688
                                                       --------       --------
                                                         65,757         62,209
          Less accumulated depreciation...............  (34,609)       (31,204)
                                                       --------       --------
                                                       $ 31,148       $ 31,005
                                                       ========       ========

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities are comprised of the following:

                                                       JUNE 28,     DECEMBER 28,
                                                         1998           1997
                                                       --------     ------------
                                                            (IN THOUSANDS)
          Accrued expenses...........................   $22,351       $22,417
          Accrued compensation.......................    10,780        10,947
          Accrued restructuring and other charges....     9,721        23,927
          Accrued royalties..........................     5,044           823
          Unearned revenues..........................     4,469            -
          Accrued income taxes.......................        -            109
          Accrued taxes other than income taxes......       941         1,895
          Other......................................       303           593
                                                        -------       -------
                                                        $53,609       $60,711
                                                        =======       =======

                                         -7-

PROVISION FOR INCOME TAXES

     The provision for income taxes represents federal, foreign, state and local income taxes. The effective income tax rate was approximately 46% for the three and six months ended June 28, 1998 and June 29, 1997. This rate reflects the effect of state and local taxes, tax rates in certain foreign jurisdictions and certain nondeductible expenses.

COMPREHENSIVE LOSS

     In fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires companies to report certain changes in equity during the period in which they are recognized (e.g., foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities), as comprehensive income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses), including net income, in the financial statements. Comprehensive loss consists of net loss, as reported by the Company, plus foreign currency translation adjustments and totaled $6.5 million and $4.7 million and $14.6 million and $13.9 million for the three and six months ended June 28, 1998 and June 29, 1997, respectively.

MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. Actual results could differ from those based upon such estimates and assumptions.

NOTE 2 -- RESTRUCTURING AND OTHER CHARGES

     During the three-month period ended June 29, 1997, the Company implemented a multi-step plan aimed at containing costs and restructuring certain of its operations. In connection with this plan, the Company recorded a pre-tax restructuring charge of $1.6 million, relating primarily to severance costs and other related benefits. In addition, the Company recorded several other pre-tax charges in this three-month period aggregating $3.6 million. These charges, which are included in selling, general and administrative expenses, relate to additional severance costs, a provision for the estimated economic impairment of Donna Karan New York Accessories inventory and receivables not qualifying as a restructuring charge as a result of the Company's decision to reduce operations to a level to meet existing commitments, as well as certain other charges recorded during the cost containment process.

NOTE 3 -- PRO-FORMA FINANCIAL INFORMATION

     In connection with the Company's licensing of its beauty business in fiscal 1997, the following table presents pro-forma condensed financial information of the Company for the three and six months ended June 29, 1997, to reflect results of operations as if the Company had exited the beauty business as of January 1, 1997.


                                                              JUNE 29, 1997
                         ------------------------------------------------------------------------------------
                                   THREE MONTHS ENDED                            SIX MONTHS ENDED
                         ---------------------------------------      ---------------------------------------
                            AS                            PRO            AS                            PRO
                         REPORTED        BEAUTY          FORMA        REPORTED        BEAUTY          FORMA
                         ---------      --------       ---------      ---------      --------       ---------
                                                           (IN THOUSANDS)
Net sales...........     $111,045       $ 6,373        $104,672       $269,821       $12,452        $257,369
Operating loss......      (26,748)       (5,428)        (21,320)       (26,266)       (8,634)        (17,632)
Net loss............      (14,682)       (2,930)        (11,752)       (13,876)       (4,662)         (9,214)


                           DONNA KARAN INTERNATIONAL INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Donna Karan International Inc. is one of the world's leading international fashion design houses. The Company designs, contracts for the production of, markets, and distributes "designer" and "bridge" collections of men's and women's clothing, sportswear, accessories, and shoes under the DONNA KARAN NEW YORK and DKNY brand names, respectively. In addition, the Company selectively has granted licenses for the manufacture and distribution of certain other products under the DONNA KARAN NEW YORK, DKNY, DKNY JEANS and DKNY ACTIVE brand names, including beauty and beauty-related products, DKNY jeanswear and activewear products, DKNY Men's tailored clothing, hosiery, intimate apparel, eyewear and children's apparel.

     In March 1998, the Company and a nonaffiliated party sold all of their outstanding shares in Donna Karan Japan ("DKJ") to a subsidiary of Onward Kashiyama Co. Ltd., a Japanese public company. As a result of this transaction, the Company will no longer recognize equity in earnings (loss) of affiliate.
The Company also granted DKJ a 16-year exclusive license to import, manufacture, license and/or distribute DONNA KARAN NEW YORK and DKNY products in Japan, with certain exceptions. The Company expects that over an approximately three-year period, DKJ will transition from importing and reselling substantially all of its products to manufacturing and selling a majority of products under its licensing agreement. As a result, in the future, the Company expects to recognize decreasing revenues from its wholesale business and increasing revenues from its licensing activities, in its Japanese business.

RESULTS OF OPERATIONS

     The following discussion provides information and analysis of the Company's results of operations for the three and six months ended June 28, 1998 and June 29, 1997. The Company utilizes a 52- or 53-week fiscal year ending on the Sunday nearest December 31. The Company's business is comprised of wholesale, licensing and retail activities.

     The following table sets forth certain condensed statement of operations data.

                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                             ------------------------------------   -------------------------------------
                                                JUNE 28,            JUNE 29,            JUNE 28,            JUNE 29,
                                                  1998                1997                1998                1997
                                             ----------------   -----------------   -----------------   -----------------
                                                                           (IN MILLIONS)
                                                                           -------------
Net revenues............................    $124.9     100.0%   $111.0     100.0%   $306.0     100.0%   $269.8     100.0%
Gross profit............................      24.7      19.8      22.6      20.4      67.2      22.0      67.6      25.1
Selling, general and administrative
  expenses..............................      36.1      28.9      47.8      43.1      73.9      24.1      92.3      34.2
Operating loss..........................     (11.4)     (9.1)    (26.7)    (24.1)     (6.6)     (2.1)    (26.3)     (9.7)
Equity in earnings (loss) of affiliate..         -         -         -         -         -         -       0.7       0.3
Net loss................................      (6.3)     (5.0)    (14.7)    (13.2)     (4.2)     (1.4)    (13.9)     (5.2)

     NET REVENUES for the three and six months ended June 28, 1998 increased $13.9 million, or 12.5%, and $36.2 million, or 13.4%, respectively, as compared to net revenues of $111.0 million and $269.8 million in the same prior-year periods. Excluding certain sales of merchandise to Liz Claiborne Inc. ("LCI") relating to the DKNY JEANS license in fiscal 1998 and revenues in fiscal 1997 related to the Company's beauty business, revenues would have increased $14.2 million, or 13.5%, and $21.9 million, or 8.5%, as compared to the same prior-year periods. For the three months ended June 28, 1998, net revenues increased due to a $1.8 million, or 82.5%, increase in licensing revenues, a $6.3 million, or 39.4%, increase in retail sales and a $6.0 million, or 7.0%, increase in wholesale revenues. For the six months ended June 28, 1998, the increase was primarily attributable to a $3.8 million, or 85.5%, increase in licensing revenues, a $9.8 million, or 34.4%, increase in retail sales and a $7.8 million, or 3.5%, increase in wholesale revenues.

                           DONNA KARAN INTERNATIONAL INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The increase in licensing revenues for the three and six months ended June 28, 1998 was primarily attributable to royalties received from LCI, associated with the Company's grant to LCI of an exclusive long-term right to the DKNY JEANS and DKNY ACTIVE trademarks for apparel products marketed, distributed and sold in the Western Hemisphere. The increase in retail sales primarily related to an increase in the number of outlet stores and a slight increase in comparable store sales gains for the three and six months ended June 28, 1998, as compared to the same prior-year periods. Exclusive of the Company's beauty business and certain sales of merchandise to LCI relating to the DKNY JEANS license, wholesale revenues increased for the three months ended June 28, 1998 primarily due to an increase in sales from DONNA KARAN NEW YORK and DKNY collections for women and DONNA KARAN NEW YORK collections for men, partially offset by lower sales of DKNY collections for men as a result of licensing the DKNY JEANS menswear business to LCI. Exclusive of the Company's beauty business and certain sales of merchandise to LCI relating to the DKNY JEANS license, wholesale revenues increased for the six months ended June 28, 1998 primarily due to increased sales from DONNA KARAN NEW YORK collections for women and men, and an increase in footwear sales, partially offset by lower sales of DKNY collections for women as a result of a planned reduction in doors, and lower sales of DKNY collections for men as a result of licensing the DKNY JEANS menswear business to LCI. Wholesale revenues for the three and six months ended June 28, 1998 continued to be impacted by a depressed Asian retail environment, and the Company currently anticipates that this will be a difficult market for the foreseeable future. Additionally, the Company anticipates a difficult retail environment in the specialty athletic footwear channels for the foreseeable future.

     GROSS PROFIT as a percentage of sales for the three months and six months ended June 28, 1998 were 19.8% and 22.0%, respectively, as compared to 20.4% and 25.1% for the same prior-year periods. Excluding the impact of DKNY JEANS sales to LCI in fiscal 1998 and the effect of beauty business sales in fiscal 1997, gross profit margins for the three and six months ended June 28, 1998 were 20.7% and 24.1%, respectively, as compared to 18.8% and 24.0% for the same prior-year periods. The increase reflects the impact of greater licensing revenues, partially offset by lower margins in the wholesale division, primarily due to product mix, and the retail division, primarily due to the continued liquidation of prior season's merchandise.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased to 28.9% and 24.1% of net revenues for the three and six months ended June 28, 1998, respectively, as compared to 43.1% and 34.2% of net revenues in the same prior-year periods. Excluding the DKNY JEANS sales in fiscal 1998, selling, general and administrative expenses were 30.3% and 26.5% of net revenues for the three and six months ended June 28, 1998, respectively. Selling, general and administrative expenses, exclusive of restructuring and other nonrecurring charges for the three and six months ended June 29, 1997 would have been 39.8% and 32.9% of net revenues, respectively. See Note 2, "Restructuring and Other Charges", in the Notes to Financial Statements. The decrease in selling, general and administrative expenses was primarily attributable to lower selling, advertising, and marketing expenses, primarily as a result of the Company's strategic initiatives, including the licensing of the beauty and DKNY JEANS businesses.

     OPERATING LOSS decreased 57%, or $15.3 million to $11.4 million, and 75%, or $19.7 million to $6.6 million for the three and six months ended June 28, 1998, respectively, as compared to the same prior-year periods. Operating losses as a percent of net revenues improved to 9.1% and 2.1% in the current periods as compared to the corresponding prior-year periods, excluding restructuring and other nonrecurring charges. In fiscal 1997, exclusive of restructuring and other nonrecurring charges, operating loss as a percent of net revenues would have been 19.4% and 7.8%, respectively.

     INTEREST EXPENSE, NET was $0.3 million and $1.3 million for the three and six months ended June 28, 1998, respectively, as compared to $0.4 million and $0.1 million for the same prior-year periods. The increase in interest expense for the six months ended June 28, 1998 was primarily due to higher average borrowings during fiscal 1998 as compared to fiscal 1997, when the Company was in an investing position due to proceeds received from its initial public offering (the "Offering").

     INCOME TAX BENEFIT represents federal, foreign, state and local income taxes. The effective income tax rate for the three and six months ended June 28, 1998 and June 29, 1997 was 46.0%. This rate reflects the effects of state and local taxes, tax rates in certain foreign jurisdictions and certain nondeductible expenses.

     NET LOSS for the three and six months ended June 28, 1998 was $6.3 million and $4.2 million, respectively, as compared to $14.7 million and $13.9 million for the same prior-year periods. Exclusive of restructuring charges and other nonrecurring charges in 1997, net loss for the three and six months ended June 28, 1998 decreased 47.3% and 62.2%, respectively, as compared to the same prior-year periods.

                           DONNA KARAN INTERNATIONAL INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings under its Credit Facility (as herein defined). The Company's principal need for funds is to finance working capital (principally inventory and receivables), capital expenditures and investments in the start up of new collections and the extension of existing collections. At June 28, 1998, the Company had cash and cash equivalents of $12.8 million as compared to $4.5 million at December 28, 1997.

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

     The Company has a $150.0 million, three-year revolving credit facility (the "Credit Facility"). The Credit Facility is used for working capital requirements and general corporate purposes. At June 28, 1998, there were no amounts outstanding under the Credit Facility.

     Net cash provided by operating activities increased to $40.2 million for the six months ended June 28, 1998 as compared to net cash used for operating activities of $56.1 million in the same prior-year period. This increase primarily reflects the Company's deferred revenues associated with the Company's recent licensing agreements, lower inventory levels and lesser decreases in accounts payable, accrued expenses and other current liabilities, partially offset by an increase in deferred income taxes and a lesser decrease in accounts receivable. Net cash used for investing activities decreased $4.6 million for the six months ended June 28, 1998 as compared to the prior year, primarily due to decreased purchases of property and equipment. Financing activities reflect borrowings under the Credit Facility and the repayment of a note payable to a principal stockholder. Net cash used by financing activities increased $55.5 million for the six months ended June 28, 1998 as compared to the prior year, primarily due to the repayment of amounts outstanding under the Credit Facility and the repayment of a note payable to a principal stockholder.

     The Company uses derivative financial instruments for the purpose of managing its exposure to adverse fluctuations in foreign currency exchange rates. The Company addresses its risks through a program of risk management, the principal objective of which is to minimize the risks and/or costs associated with its operating activities. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company conducts business in many foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies, principally the Italian lire, Spanish peseta, Dutch guilder and Hong Kong dollar, have on the Company's costs and cash flows.

     The Company enters into forward exchange contracts to hedge purchases, receivables and payables denominated in foreign currencies for periods consistent with its identified exposures. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs. The Company from time to time also enters into purchased foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Any gains realized on such options that qualify as hedges are deferred and recognized in operating income when the underlying hedged transaction occurs. Premiums on foreign currency options are amortized over the period being hedged. Foreign currency transactions that do not qualify as hedges are marked-to-market on a current basis with gains and losses recognized through income and reflected in operating expenses. In addition, any previously deferred gains and losses on hedges that are terminated prior to the transaction date are recognized in current income when the hedge is terminated. The contracts have varying maturities with none exceeding 18 months.

                           DONNA KARAN INTERNATIONAL INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     As a matter of policy, the Company enters into contracts with parties which are major international banks and financial institutions that have at least an "A" (or equivalent) credit rating. The Company's exposure to credit loss in the event of nonperformance by any of the counterparts is limited to only the recognized, but not realized gains attributable to the contracts. Management believes risk of loss is remote and in any event would be immaterial. Costs associated with entering into such contracts have not been material to the Company's financial results. At June 28, 1998, the Company had contracts to exchange foreign currencies in the form of forward exchange contracts in the amount of $31.8 million.

     Capital expenditures, primarily for leasehold improvements, equipment, machinery, computers, office furniture, and outlet and retail stores, were approximately $3.6 million and $7.5 million for the six months ended June 28, 1998 and June 29, 1997, respectively. As of August 11, 1998, the Company had committed to additional capital expenditures during fiscal 1998 of approximately $1.3 million. The Company anticipates that it will incur additional capital expenditures in fiscal 1998 relating to its retail business initiatives and other matters.

     The Company anticipates that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flow from operations, supplemented by borrowings under the Credit Facility and, from time to time, amounts received in connection with strategic transactions, including licensing arrangements.

EFFECTS OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established standards for derivative instruments and hedging activities, which among other things requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all financial statements issued for all interim periods beginning after June 15, 1999. The Company believes the impact of the adoption of this statement will not have a material effect on the Company's results of operations or financial position.

SEASONALITY OF BUSINESS

     The Company's business varies with general seasonal trends that are characteristic of the apparel industry, and it generally experiences lower net revenues and net income (or higher net losses) in the first half of each fiscal year as compared to the second half of its fiscal year. Accordingly, the Company's outstanding borrowings under its revolving credit facility, historically, have been lower on or about its fiscal year end. On a quarterly basis, the Company's operations may vary with production and shipping schedules, the introduction of new products, and variation in the timing of certain holidays from year to year. The Company historically has experienced lower net revenues and operating income (or higher operating losses) in the second quarter than in other quarters due to: (i) lower demand among retail customers typical of the apparel industry; and (ii) certain expenses that are constant throughout the year being relatively higher as a percentage of net revenues. As the Company's business continues to evolve, the Company's operating performance may not reflect the typical seasonality of the apparel industry.

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

                           DONNA KARAN INTERNATIONAL INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(v) general competitive factors and the overall financial condition of the apparel industry, the retail industry, and the general economy; (vi) timing of and costs associated with new store openings; (vii) a change in retailer or consumer acceptance of the Company's products; (viii) the variability of the Company's results in any period due to the seasonal nature of the business, the timing and level of the Company's sales, the timing of launching new products and collections and opening of new doors, fashion trends, and the timing, terms, consummation or success of any joint ventures, licenses, or other dispositions of product lines; (ix) consolidations and restructurings in the retail industry causing a decrease in the number of stores that sell the Company's products, or an increase in the ownership concentration within the retail industry; (x) social, political and economic risks to the Company's foreign retail operations and customers, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (xi) the inability of the Company's licensees to obtain capital, manage their labor relations, or maintain operational or financial control over their businesses; (xii) changes in the laws, regulations and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (xiii) foreign currency fluctuations affecting the Company's results of operations and value of its foreign assets, the relative prices at which the Company and foreign competitors sell their products in the same market and the Company's operating and manufacturing costs outside of the United States; (xiv) shipment delays, depletion of inventory and increased production costs resulting from disruption at any of the Company's facilities or other causes; (xv) changes in product mix to ones which are less profitable; and (xvi) the ability of the Company and third parties, including customers or suppliers, to adequately address Year 2000 issues. The Company assumes no responsibility to publicly update or revise forward-looking statements made herein or elsewhere.

                            DONNA KARAN INTERNATIONAL INC.



PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of the Stockholders of the Company was held on June 11, 1998.

(b)  The following directors were elected at the Annual Meeting of Stockholders:
     Stephan Weiss and M. William Benedetto, as Class II Directors for a three-year term expiring at the 2001 Annual Meeting.

(c) (i) Each person elected as a director received the number of votes indicated beside his name:

          Name                          Votes For           Votes Withheld
          ----                          ----------          --------------
          Stephan Weiss                 18,993,865             135,430
          M. William Benedetto          19,003,744             125,551

     (ii) 19,058,155 votes were cast for and 40,227 votes were cast against the ratification of the selection of Ernst & Young LLP as auditors for the Company. Abstentions totaled 30,913.

     (iii) 18,766,563 votes were cast for and 318,076 votes were cast against the proposal to approve the performance bonus award to the Chief Executive Officer of the Company. Abstentions totaled 44,656.

     (iv) 18,588,101 votes were cast for and 519,782 votes were cast against the proposal to approve the incentive bonus award to the Chief Executive Officer of the Company. Abstentions totaled 51,412.

Item 6.  Exhibits and Reports on Form 8-K.

(a)       Exhibits -

          10.1  -   1998 Non-Employee Director Restricted Stock Plan.

          10.2  -   Amendment to 1996 Non-Employee Director Stock Option Plan.

          10.3  -   Voluntary Deferred Compensation Plan for Non-Employee
                    Directors.

          27.1  -   Financial Data Schedule.

(b)       Reports on Form 8-K

               There were no reports on Form 8-K filed by the Company during the three months ended June 28, 1998.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        DONNA KARAN INTERNATIONAL INC.
                                                 (Registrant)


Date: August 12, 1998                   By:  /s/ John D. Idol
                                             ------------------------------
                                             John D. Idol
                                             Chief Executive Officer



Date: August 12, 1998                   By:  /s/  Joseph B. Parsons
                                             ------------------------------
                                             Joseph B. Parsons
                                             Executive Vice President and
                                             Chief Financial Officer