Form 10-Q
period 1998-09-27
DONNA KARAN INTERNATIONAL INC
filed 1998-11-12
CIK 1012369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1998

                                       OR

          /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 1-11805

                           -------------------------

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

                           -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

At November 10, 1998, the Registrant had 21,599,334 shares of Common Stock outstanding.*

*Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.

                         DONNA KARAN INTERNATIONAL INC.

                                      INDEX


PART I.       FINANCIAL INFORMATION


                                                                                                        Page
                                                                                                        ----
Item 1.    Financial Statements


           Statements of Operations -
                 Three Months and Nine Months Ended September 27, 1998 and September 28, 1997........... 3

           Balance Sheets -
                 September 27, 1998 and December 28, 1997............................................... 4

           Statements of Cash Flows -
                 Nine Months Ended September 27, 1998 and September 28, 1997............................ 5

           Notes to Financial Statements................................................................ 6


Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.......................................... 9


PART II.   OTHER INFORMATION


Item 1.    Legal Proceedings........................................................................... 14

Item 5.    Other Information........................................................................... 14

Item 6.    Exhibits and Reports on Form 8-K............................................................ 14


                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                Three Months Ended                 Nine Months Ended
                                                          -----------------------------     ------------------------------
                                                          September 27,    September 28,    September 27,    September 28,
                                                               1998             1997             1998            1997
                                                          -------------    -------------    -------------    -------------
                                                                        (In thousands, except per share data)

Net revenues...........................................   $ 170,569         $214,870         $476,576       $ 484,691
Cost of sales..........................................     120,343          158,069          359,118         360,241
                                                          ---------         --------         --------       ---------

Gross profit...........................................      50,226           56,801          117,458         124,450
Selling, general and administrative expenses...........      35,701           54,409          109,571         146,753
Restructuring charges..................................           -                -                -           1,571
                                                          ---------         --------         --------       ---------

Operating income (loss)................................      14,525            2,392            7,887         (23,874)
Other income (expense):
      Equity in earnings (loss) of affiliates..........           -              649              (65)          1,358
      Gain on sale of affiliate........................           -                -               88               -
      Interest expense, net............................        (516)          (1,331)          (1,768)         (1,470)
                                                          ---------         --------         --------       ---------

Income (loss) before income taxes......................      14,009            1,710            6,142         (23,986)
Income tax expense (benefit)...........................       6,444              787            2,825         (11,034)
                                                          ---------         --------         --------       ---------

Net income (loss)......................................   $   7,565         $    923         $  3,317       $ (12,952)
                                                          ---------         --------         --------       ---------
                                                          ---------         --------         --------       ---------

Net income (loss) per common share (Note 1):
      Basic............................................   $     .35         $    .04         $    .15       $    (.60)
                                                          ---------         --------         --------       ---------
                                                          ---------         --------         --------       ---------
      Diluted..........................................   $     .35         $    .04         $    .15       $    (.60)
                                                          ---------         --------         --------       ---------
                                                          ---------         --------         --------       ---------






                        See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                                 BALANCE SHEETS


                                                                            September 27,        December 28,
                                                                                1998                 1997
                                                                            -------------        ------------
                                                                              (Unaudited)
                                                                                     (In thousands)
ASSETS

Current assets
    Cash and cash equivalents...............................................   $  4,072            $  4,537
    Accounts receivable, net of allowances of $38,452 at
       September 27, 1998 and $52,035 at December 28, 1997..................     82,881              68,138
    Inventories.............................................................     77,150             112,366
    Deferred income taxes...................................................     23,693              33,474
    Prepaid expenses and other current assets...............................     14,431              12,248
                                                                               --------            --------
       Total current assets.................................................    202,227             230,763
Property and equipment, net.................................................     31,171              31,005
Deferred income taxes.......................................................     19,145               7,278
Deposits and other noncurrent assets........................................     16,030              18,442
                                                                               --------            --------
                                                                               $268,573            $287,488
                                                                               --------            --------
                                                                               --------            --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable........................................................   $ 36,361            $ 61,013
    Accrued expenses and other current liabilities..........................     52,898              60,711
    Current portion of capital lease obligations............................          -                  36
    Note payable to principal stockholder...................................          -               6,700
    Borrowing under revolving line of credit................................      2,198              22,314
                                                                               --------            --------
       Total current liabilities............................................     91,457             150,774
                                                                               --------            --------
Deferred income.............................................................     51,537              14,250

Stockholders' equity
    Common stock, $0.01 par value, 35,000,000 shares
       authorized, 21,618,034 shares issued and 21,599,334 shares outstanding at September 27, 1998 and 21,597,834 shares
       outstanding at December 28, 1997.....................................        216                 216
    Common stock class A, $0.01 par value, 18 shares
       authorized, issued and outstanding...................................          -                   -
    Common stock, class B, $0.01 par value, 2 shares
       authorized, issued and outstanding...................................          -                   -
    Preferred stock, $0.01 par value, 1,000,000 shares
       authorized, no shares issued and outstanding.........................          -                   -
    Additional paid-in capital..............................................    188,478             188,491
    Retained deficit........................................................    (60,558)            (63,875)
    Cumulative translation adjustment.......................................       (919)               (455)
                                                                               --------            --------
                                                                                127,217             124,377
    Less:  Treasury stock, at cost (18,700 shares at September 27, 1998
       and 20,200 shares at December 28, 1997)..............................       (443)               (479)
    Unearned compensation...................................................     (1,195)             (1,434)
                                                                               --------            --------
    Total stockholders' equity..............................................    125,579             122,464
                                                                               --------            --------
                                                                               $268,573            $287,488
                                                                               --------            --------
                                                                               --------            --------

                        See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Nine Months Ended
                                                                              ------------------------------
                                                                              September 27,    September 28,
                                                                                  1998             1997
                                                                              -------------    -------------
                                                                                       (In thousands)
Operating Activities
     Net income (loss) ........................................................$  3,317          $(12,952)
     Adjustments to reconcile net income to net cash provided by (used for)
         operating activities:
            Depreciation and amortization .....................................  10,292             9,265
            Provision for bad debts ...........................................   1,134               492
            Gain on sale of affiliate .........................................     (88)               --
            Treasury stock used for restricted stock grants ...................      24                --
            Provision for restricted stock compensation .......................     239                79
            Amortization of deferred income ...................................  (5,553)               --
            Equity in earnings (loss) of affiliate ............................      65            (1,358)
            Deferred income taxes .............................................  (2,086)             (632)
     Changes in operating assets and liabilities:
            Increase in accounts receivable ................................... (15,877)          (31,670)
            Decrease (increase) in inventories ................................  35,216           (16,084)
            (Increase) decrease in prepaid expenses and other current assets ..  (2,360)            1,072
            Increase in deposits and other noncurrent assets ..................  (2,656)           (3,001)
            Decrease in accounts payable, accrued expenses, and
                other current liabilities ..................................... (29,281)          (34,662)
            Increase in deferred income .......................................  38,811                --
                                                                               --------           --------
                Net cash provided by (used for) operating activities ..........  31,197           (89,451)
                                                                               --------           --------
Investing Activities
     Proceeds from sale of affiliate ..........................................     646                --
     Purchase of property and equipment .......................................  (5,456)           (7,927)
                                                                               --------           --------
                Net cash (used for) investing activities ......................  (4,810)           (7,927)
                                                                               --------           --------
Financing Activities
     Net (repayment) proceeds of revolving credit facility .................... (20,116)           60,094
     Payments under capital lease .............................................     (36)             (209)
     Repayment of note payable to principal stockholder .......................  (6,700)               --
                                                                               --------           --------
                Net cash (used for) provided by financing activities .......... (26,852)           59,885
                                                                               --------           --------
     Net decrease in cash and cash equivalents ................................    (465)          (37,493)
     Cash and cash equivalents at beginning of period .........................   4,537            40,550
                                                                               --------           --------
     Cash and cash equivalents at end of period ...............................$  4,072          $  3,057
                                                                               --------           --------
                                                                               --------           --------
Supplemental cash flow information
     Interest paid ............................................................$  1,282          $  1,641
                                                                               --------           --------
                                                                               --------           --------
     Taxes paid ...............................................................$  6,009          $  9,278
                                                                               --------           --------
                                                                               --------           --------


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

Comprehensive Income (Loss)

    Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and totaled $7.5 million and $0.9 million and $2.9 million and ($13.0) million for the quarter and nine months ended September 27, 1998 and September 28, 1997, respectively.

Net Income (Loss) Per Common Share

    For the period ended September 27, 1998, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," net income (loss) per common share amounts ("basic EPS") were computed by dividing net income (loss) by the weighted average number of common shares outstanding and excluded any potential dilution. Net income (loss) per common share amounts -- assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Earnings per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128.

    A reconciliation between net income (loss) and shares used to compute basic and diluted EPS computations for net income (loss) is as follows:



                                                               Three Months Ended                Nine Months Ended
                                                         -------------------------------  ---------------------------------
                                                         September 27,    September 28,    September 27,    September 28,
                                                             1998              1997            1998              1997
                                                         ---------------  --------------  ---------------- ----------------
                                                                                  (In thousands)
Net income (loss), as reported.......................     $  7,565         $    923        $     3,317         $ (12,952)

Effect of dilutive securities:
     Stock options...................................
                                                                 -                -                  -                 -
                                                           ----------        ---------       ----------       -----------
Net income (loss), assuming full dilution............     $  7,565         $    923        $     3,317         $ (12,952)
                                                           ----------        ---------       ----------       -----------
                                                           ----------        ---------       ----------       -----------
Weighted average common shares, basic................       21,598           21,448             21,598            21,448
Effect of dilutive securities:
     Stock options...................................           18               27                 45                 9
                                                           ----------        ---------       ----------       -----------
Weighted average common shares, assuming
     full dilution...................................       21,616            21,475          21,643           21,457
                                                           ----------        ---------       ----------       -----------
                                                           ----------        ---------       ----------       -----------


                             DONNA KARAN INTERNATIONAL INC.

                             NOTES TO FINANCIAL STATEMENTS

Inventories

        Inventories consist of the following:



                                                                             September 27,     December 28,
                                                                                1998               1997
                                                                           ----------------  ----------------
                                                                                    (In thousands)

        Raw material...................................................       $   7,243         $    10,306

        Work in process................................................           7,500              11,316

        Finished goods.................................................          62,407              90,744
                                                                              ---------         -----------
                                                                              $  77,150         $   112,366
                                                                              ---------         -----------
                                                                              ---------         -----------



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

        Property and equipment consist of the following:


                                                                           September 27,      December 28,
                                                                               1998               1997
                                                                          ----------------  -----------------
                                                                                     (In thousands)
        Machinery, equipment, and fixtures............................     $  25,283             $ 20,314

        Property and equipment under capital leases...................             -                1,207

        Leasehold improvements........................................        42,381               40,688
                                                                           ----------            ----------
                                                                              67,664               62,209
        Less accumulated depreciation.................................       (36,493)             (31,204)
                                                                           ----------            ----------
                                                                            $ 31,171             $ 31,005
                                                                           ----------            ----------
                                                                           ----------            ----------


Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities are comprised of the following:


                                                                          September 27,      December 28,
                                                                              1998               1997
                                                                         ----------------   ----------------
                                                                                   (In thousands)
        Accrued operating expenses...................................       $ 22,415             $ 22,417

        Accrued compensation.........................................         11,133               10,947

        Accrued restructuring and other charges......................          8,609               23,927

        Accrued royalties............................................          6,838                  823

        Unearned revenues............................................          2,274                    -

        Accrued income taxes.........................................              -                  109

        Accrued taxes other than income taxes........................            941                1,895

        Other........................................................            688                  593
                                                                           ----------            ----------
                                                                            $ 52,898             $ 60,711
                                                                           ----------            ----------
                                                                           ----------            ----------

                                      7

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

Provision for Income Taxes

    The provision for income taxes represents federal, foreign, state and local income taxes. The effective income tax rate was approximately 46% for the three and nine months ended September 27, 1998 and September 28, 1997. This rate reflects the effect of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

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

NOTE 2 -- RESTRUCTURING AND OTHER CHARGES

    For the three months ended June 29, 1997, the Company implemented a multi-step plan aimed at containing costs and restructuring certain of its operations. In connection with this plan, the Company recorded a pre-tax restructuring charge of $1.6 million, relating primarily to severance costs and other related benefits. In addition, the Company recorded several other pre-tax charges during this period aggregating $3.6 million. These charges, which are included in selling, general and administrative expenses, relate to additional severance costs, a provision for the estimated economic impairment of Donna Karan New York accessories inventory and receivables not qualifying as a restructuring charge as a result of the Company's decision to reduce operations to a level to meet existing commitments, as well as certain other charges recorded during the cost containment process.

NOTE 3 -- PRO FORMA FINANCIAL INFORMATION

    In connection with the Company's licensing of its beauty business in fiscal 1997, the following table presents pro forma condensed financial information of the Company for the three and nine months ended September 28, 1997, to reflect results of operations as if the Company had exited the beauty business as of January 1, 1997.


                                                                       September 28, 1997
                                         --------------------------------------------------------------------------------
                                                   Three Months Ended                       Nine Months Ended
                                         ---------------------------------------  ---------------------------------------
                                             As                         Pro           As                         Pro
                                          Reported       Beauty        Forma       Reported       Beauty        Forma
                                         ------------  ------------  -----------  ------------  -----------   -----------
                                                                         (In thousands)

Net sales............................     $ 214,870     $   7,278     $ 207,592    $ 484,691     $  19,730     $  464,961

Operating income (loss)..............         2,392        (2,110)        4,502      (23,874)      (10,744)      (13,130)

Net income (loss)....................           923        (1,140)        2,063      (12,952)       (5,802)       (7,150)



NOTE 4 -- SUBSEQUENT EVENTS

    On October 29, 1998, the Company and a wholly-owned affiliate of Ms. Donna Karan, Chairman of the Board and Chief Designer of the Company, entered into a boutique license agreement (the "Boutique Agreement"), granting the affiliated entity the right to open and operate a Donna Karan New York Flagship Collection Store. The store, which is currently scheduled to open in the Fall of 1999, will be located at 819 Madison Avenue in New York City. The Boutique Agreement states that the Company will provide the affiliated entity with certain management services related to the operation of the store in exchange for a fee. The store also will be entitled to offer a limited amount of non-branded products.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


OVERVIEW

    Donna Karan International Inc. (together with its subsidiaries, the "Company") is one of the world's leading international fashion design houses. The Company designs, contracts for the production of, markets, and distributes "designer" and "bridge" collections of men's and women's clothing, sportswear, accessories, and shoes under the Donna Karan New York and DKNY brand names, respectively. In addition, the Company selectively has granted licenses for the manufacture and distribution of certain other products under the Donna Karan New York and DKNY brand names, including beauty and beauty-related products, DKNY jeanswear and activewear products, men's tailored clothing, shirts, neckwear, hosiery, intimate apparel, eyewear, and children's apparel.

    In March 1998, the Company and a nonaffiliated party sold all of their outstanding shares in Donna Karan Japan, K.K. ("DKJ") to a subsidiary of Onward Kashiyama Co. Ltd., a Japanese public company. As a result of this transaction, the Company will no longer recognize equity in earnings (loss) of affiliate. The Company also granted DKJ a 16-year exclusive license to import, manufacture, license, and/or distribute Donna Karan New York and DKNY products in Japan, with certain exceptions. The Company expects that over an approximately three-year period, DKJ will transition from importing and reselling substantially all of its products to manufacturing and selling a majority of products under its licensing agreement. As a result, in the future the Company expects to recognize decreasing revenues from its wholesale business and increasing revenues from its licensing activities in its Japanese business.

RESULTS OF OPERATIONS

    The following discussion provides information and analysis of the Company's results of operations for the three and nine months ended September 27, 1998 and September 28, 1997. The Company utilizes a 52 or 53-week fiscal year ending on the Sunday nearest December 31. The Company's business is comprised of wholesale, licensing, and retail activities.

         The following table sets forth certain condensed statement of operations data.



                                                      Three Months Ended                        Nine Months Ended
                                             --------------------------------------   --------------------------------------
                                               September 27,       September 28,        September 27,       September 28
                                                   1998                1997                 1998                1997
                                             ------------------  ------------------   ------------------  ------------------
                                                                         (Dollars in millions)
Net revenues.............................     $ 170.6   100.0%    $ 214.9   100.0%      $ 476.6   100.0%    $ 484.7    100.0%

Gross profit.............................        50.2    29.4        56.8    26.4         117.5    24.7       124.5     25.7

Selling, general and administrative
    expenses.............................        35.7    20.9        54.4    25.3         109.6    23.0       146.8     30.3

Operating income (loss)..................        14.5     8.5         2.4     1.1           7.9     1.7       (23.9)    (4.9)

Net income (loss)........................         7.6     4.5         0.9     0.4           3.3     0.7       (13.0)    (2.7)



NET REVENUES

    Net revenues for the three and nine months ended September 27, 1998 decreased $44.3 million, or 20.6%, and $8.1 million, or 1.7%, respectively, as compared to net revenues of $214.9 million and $484.7 million in the corresponding prior-year periods. Excluding certain sales of merchandise to Liz Claiborne Inc. ("LCI") relating to the DKNY Jeans license in fiscal 1998 and revenues in fiscal 1997 related to the Company's beauty business, revenues decreased $37.3 million, or 17.8%, and $15.8 million, or 3.3%, as compared to the corresponding prior-year periods. For the three months ended September 27, 1998, the decrease (excluding the DKNY Jeans sales) primarily related to a $43.9 million, or 23.7%, decrease in wholesale revenues, partially offset by a $4.5 million, or 23.1%, increase in retail sales and a $2.0 million, or 71.8%, increase in licensing revenues. For the nine months ended September 27, 1998, the decrease was attributable to a $36.1 million, or 8.8%, decrease in wholesale revenues, partially offset by a $14.3 million, or 29.8%, increase in retail sales and a $5.9 million, or 80.2%, increase in licensing revenues.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


    Wholesale revenues, exclusive of the Company's beauty business and certain sales of merchandise to LCI relating to the DKNY Jeans license, decreased for the three months ended September 27, 1998 primarily due to a decrease in sales in each of the Company's wholesale divisions. Wholesale revenues, exclusive of the Company's beauty business and certain sales of merchandise to LCI relating to the DKNY Jeans license, decreased for the nine months ended September 27, 1998 primarily due to a decrease in sales for DKNY collections for women and men, DKNY Kids, and Donna Karan New York and DKNY accessories, partially offset by higher sales of Donna Karan New York collections for women and increased sales from DKNY shoes. Additionally, wholesale revenues for the three and nine months ended September 27, 1998 continued to be impacted by a depressed Asian retail environment, and the Company anticipates that this will be a difficult market for the foreseeable future. Licensing revenues increased for the three and nine months ended September 27, 1998 primarily due to royalties received from LCI associated with granting LCI an exclusive long-term right to the DKNY Jeans and DKNY Active trademarks for apparel products marketed, distributed, and sold in the Western Hemisphere. Retail sales for the three and nine months ended September 27, 1998 increased primarily due to an increase in the number of outlet stores, a slight increase in comparable store sales, and the opening of the Company's full price store in Las Vegas, as compared to the same prior-year periods.

GROSS PROFIT

    Gross profit as a percentage of sales for the three and nine months ended September 27, 1998 was 29.4% and 24.7%, respectively, as compared to 26.4% and 25.7% for the corresponding prior-year periods. Excluding the impact of DKNY Jeans sales to LCI in fiscal 1998 and the effect of beauty business sales in fiscal 1997, gross profit margins for the three and nine months ended September 27, 1998 were 29.4% and 26.1%, respectively, as compared to 25.4% and 24.6% for the corresponding prior-year periods. The increase primarily reflects the impact of greater licensing revenues and reduced operating costs, partially offset by lower margins in the wholesale and retail divisions, primarily due to shifts in product mix and higher than normal markdowns taken on excess inventory (including prior season's merchandise) as a result of the Company's commitment to reduce inventory levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses decreased to 20.9% and 23.0% of net revenues for the three and nine months ended September 27, 1998, respectively, as compared to 25.3% and 30.3% of net revenues in the corresponding prior-year periods. The decrease in selling, general and administrative expenses for the three and nine months ended September 27, 1998 was primarily attributable to lower selling, marketing, advertising, and personnel and related expenses, primarily as a result of the Company's strategic initiatives, including the licensing of the beauty and DKNY Jeans businesses. These decreases were partially offset by increased costs associated with the Company's ongoing licensing efforts. In addition, selling, general and administrative expenses for the nine months ended September 28, 1997 included a $3.6 million charge related primarily to severance costs, provisions for the estimated economic impairment of Donna Karan New York accessories inventory and accounts receivable, as well as certain other charges identified during the cost containment process. Selling, general and administrative expenses, exclusive of these restructuring and other non-recurring charges, for the nine months ended September 28, 1997, would have been 29.5%. See Note 2, "Restructuring and Other Charges" in the Notes to Financial Statements.

OPERATING INCOME (LOSS)

    Operating income increased $12.1 million to $14.5 million for the three months ended September 27, 1998, as compared to the corresponding prior-year period. Operating income for the nine months ended September 27, 1998 was $7.9 million, as compared to an operating loss of $23.9 million in the prior year. Operating income (loss) as a percent of net revenues improved to 8.5% and 1.7% in the current periods, as compared to 1.1% and (4.9%) in the corresponding prior-year periods.

INTEREST EXPENSE, NET

    Interest expense, net, was $0.5 million and $1.8 million for the three and nine months ended September 27, 1998, respectively, as compared to $1.3 million and $1.5 million for the corresponding prior-year periods. The increase in interest expense for the nine months ended September 27, 1998 was primarily due to higher average borrowings during fiscal 1998 as compared to fiscal 1997, when the Company was in an investing position due to proceeds received from its initial public offering (the "Offering").

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


INCOME TAX BENEFIT

    The income tax benefit represents federal, foreign, state and local income taxes. The effective income tax rate for the three and nine months ended September 27, 1998 and September 28, 1997 was 46%. This rate reflects the effects of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

NET INCOME (LOSS)

    Net income for the three months ended September 27, 1998 was $7.6 million, as compared to $0.9 million for the corresponding prior-year period. For the nine months ended September 27, 1998, net income was $3.3 million, as compared to a loss of $13.0 million for the corresponding prior-year period. Exclusive of restructuring charges and other non-recurring charges in 1997, net income for the nine months ended September 27, 1998 increased $13.5 million, as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings under its Credit Facility (as herein defined). The Company's principal need for funds is to finance working capital (principally inventory and receivables), capital expenditures (including the construction of new retail stores), and investments in the start up of new collections and the extension of existing collections. At September 27, 1998, the Company had cash and cash equivalents of $4.1 million, as compared to $4.5 million at December 28, 1997.

    The Company has supplemented its cash flow from operations and bank lines of credit with proceeds from the Offering and its license and strategic alliances. In January 1998, the Company received from LCI $30.0 million related to the granting of license rights for the marketing, distribution, and sale of DKNY Jeans and Activewear apparel products in the Western Hemisphere. In March 1998, the Company received $15.2 million related to a 16-year exclusive license to import, manufacture, license, and/or distribute Donna Karan New York and DKNY products in Japan, with certain exceptions.

    The Company has a $150.0 million, three-year revolving credit facility (the "Credit Facility"). The Credit Facility is used for working capital requirements and general corporate purposes. At September 27, 1998, $2.2 million was outstanding under the current Credit Facility, as compared to $60.1 million for the corresponding prior-year period.

    Net cash provided by operating activities increased to $31.2 million for the nine months ended September 27, 1998 as compared to net cash used for operating activities of $89.5 million in the corresponding prior-year period. This increase primarily reflects the Company's recording of deferred revenues associated with the Company's recent licensing agreements, lower inventory levels, a lesser increase in accounts receivable and lesser decreases in accounts payable, accrued expenses, and other current liabilities, partially offset by an increase in deferred income taxes. Net cash used for investing activities decreased $3.1 million for the nine months ended September 27, 1998 as compared to the prior year, primarily due to decreased purchases of property and equipment. Financing activities reflect borrowings under the Credit Facility and the repayment of a note payable to a principal stockholder. Net cash used by financing activities was $26.9 million for the nine months ended September 27, 1998, as compared to net cash provided by financing activities of $59.9 million in the prior year. This change is primarily due to lower amounts outstanding under the Company's Credit Facility in the current year as compared with the prior year, and the repayment of a note payable to a principal stockholder in the current year.

    The Company uses derivative financial instruments for the purpose of managing its exposure to adverse fluctuations in foreign currency exchange rates. The Company addresses its risks through a program of risk management, the principal objective of which is to minimize the risks and/or costs associated with its operating activities. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company conducts business in many foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies, principally the Italian lire, Spanish peseta, Dutch guilder, and Hong Kong dollar, have on the Company's costs and cash flows.

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

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


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

    As a matter of policy, the Company enters into contracts with parties who are major international banks and financial institutions that have at least an "A" (or equivalent) credit rating. The Company's exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would be immaterial. Costs associated with entering into such contracts have not been material to the Company's financial results. At September 27, 1998, the Company had contracts to exchange foreign currencies in the form of forward exchange contracts in the amount of $50.3 million.

    Capital expenditures, primarily for leasehold improvements, equipment, machinery, computers, office furniture, and outlet and retail stores, were approximately $5.5 million and $7.9 million for the nine months ended September 27, 1998 and September 28, 1997, respectively. As of November 11, 1998, the Company had committed to additional capital expenditures during fiscal 1998 of approximately $5.0 million. The Company anticipates that it will incur additional capital expenditures in fiscal 1998 relating to its retail business initiatives and other matters.

    The Company anticipates that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flow from operations, supplemented by borrowings under the Credit Facility and, from time to time, amounts received in connection with strategic transactions, including licensing arrangements. Events that may impact this include, but are not limited to, future events that may have the effect of reducing available cash balances (such as unexpected operating losses or increased capital or other expenditures), as well as future circumstances that might reduce or eliminate the availability of external financing.

SEASONALITY OF BUSINESS

    The Company's business varies with general seasonal trends that are characteristic of the apparel industry, and it generally experiences lower net revenues and net income (or higher net losses) in the first half of each fiscal year, as compared to the second half of its fiscal year. Accordingly, the Company's outstanding borrowings under its revolving credit facility, historically, have been lower on or about its fiscal year end. On a quarterly basis, the Company's operations may vary with production and shipping schedules, the introduction of new products, and variation in the timing of certain holidays from year to year. The Company historically has experienced lower net revenues and operating income in the second quarter than in other quarters due to (i) lower demand among retail customers typical of the apparel industry, and
(ii) certain expenses that are constant throughout the year being relatively higher as a percentage of net revenues. As the Company's business continues to evolve, the Company's operating performance may not reflect the typical seasonality of the apparel industry.

YEAR 2000

The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including purchasing, inventory management, pricing, sales, shipping, and financial reporting, as well as in various administrative functions. The Company is in the process of addressing the Year 2000 issue, and as a result of this process, the Company has identified three phases of its Year 2000 Project: i) Inventory, ii) Assessment, and iii) Remediation and Testing. As of September 27, 1998, the Company has completed its inventory and assessment of substantially all internal computer systems and application software, and plans for establishing compliance have been developed. These plans include, among other things: which non-compliant hardware and software will be remediated, upgraded, or replaced, the timetable and resources (both internal and external) required to achieve those objectives, and the estimated costs. The Company currently expects to complete remediation and testing of its internal systems during the summer of 1999.

The Company is in the process of identifying and plans to communicate with its significant suppliers, customers, and financial institutions to determine their Year 2000 state of readiness and the extent to which the failure of any of those systems may otherwise impact the Company's operations.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Based upon current information, the Company estimates that the costs of addressing the Year 2000 issue have not been material and are expected to continue to be immaterial. Although the Company is not currently aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the Year 2000 issues.

The Company currently believes that it is difficult to identify its most reasonably likely worst case Year 2000 scenario. However, a reasonable worst case scenario would be the result of failures of third parties that would continue for more than several days in various geographic areas in which the Company's products are produced and sold. Continuing failures in these areas which could affect the manufacture of Company products or limit the consumers' ability to purchase the Company's products, would most likely have a material adverse effect on the Company's results of operations. The extent of such impact cannot be reasonably estimated at this time; however, the Company is currently developing contingency plans to limit, to the extent possible, the effect of Year 2000 issues on the Company's results of operations. Any such plans would necessarily be limited to situations over which the Company can be reasonably expected to control.

The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's estimates. The Company currently believes that the Year 2000 issue will not pose significant operational problems for its computer systems. However, if the required modifications and conversions are not made, or are not competed on a timely basis, or the systems from third parties (i.e. suppliers, customers, and financial institutions) with whom the Company relies on directly, or indirectly, to be Year 2000 compliant, are not operational, the Year 2000 could have a material adverse effect on the Company's future results of operations.

FORWARD-LOOKING STATEMENTS

    When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and annual reports to stockholders, and in other written or oral statements made by the Company's representatives, the words and phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "plans," or similar expressions, are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, the Company's expectations regarding sales, earnings, or other future financial performance and liquidity, and general statements about future operations and operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation:
(i)-the failure of certain key members of the Company's design teams or management, including Ms. Karan, to continue to be active in the business of the Company; (ii) the possibility of a termination of the Company's license with Gabrielle Studio, Inc., a bankruptcy of Gabrielle Studio or transfer of the stock of Gabrielle Studio; (iii) the timing and expense associated with, and effects of, cost-cutting measures and the strategic initiatives being implemented by the Company; (iv) risks associated with the receipt, pricing, and timing of customer orders; (v) general competitive factors and the overall financial condition of the apparel industry, the retail industry, and the general economy; (vi) timing of and costs associated with new store openings;
(vii) a change in retailer or consumer acceptance of the Company's products;
(viii) the variability of the Company's results in any period due to the seasonal nature of the business, the timing and level of the Company's sales, the timing of launching new products and collections and opening of new doors, fashion trends, and the timing, terms, consummation, or success of any joint ventures, licenses, or other dispositions of product lines; (ix) consolidations and restructurings in the retail industry causing a decrease in the number of stores that sell the Company's products, or an increase in the ownership concentration within the retail industry; (x) social, political, and economic risks to the Company's foreign retail operations and customers, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (xi) the inability of the Company's licensees to obtain capital, manage their labor relations, or maintain operational or financial control over their businesses; (xii) changes in the laws, regulations, and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (xiii) foreign currency fluctuations affecting the Company's results of operations and value of its foreign assets, the relative prices at which the Company and foreign competitors sell their products in the same market, and the Company's operating and manufacturing costs outside of the United States; (xiv) shipment delays, depletion of inventory, and increased production costs resulting from disruption at any of the Company's facilities or other causes; (xv) changes in product mix to ones which are less profitable; and (xvi) the ability of the Company and third parties, including customers or suppliers, to adequately address Year 2000 issues. The Company assumes no responsibility to update forward-looking statements made herein or elsewhere.

                         DONNA KARAN INTERNATIONAL INC.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

    In 1997, the Company and certain directors and officers of the Company (the "DK Defendants") were named as defendants in four separate class actions filed in the United States District Court for the Eastern District of New York. Each of the actions seeks unspecified damages and purports to be a class action on behalf of all purchasers of common stock of the Company during certain specified periods between June 1996 and May 1997. In September 1997, these actions were consolidated by court order. The complaints allege that the DK Defendants violated certain provisions of the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended, and the rules thereunder as well as New York common law by (i) making public statements and filing with the Securities and Exchange Commission documents allegedly containing materially false and misleading statements relating to the Company's license agreement with Designer Holdings, Inc., which agreement was terminated on or about March 5, 1997 and
    (ii) including in the Company's prospectus for its initial public offering allegedly untrue statements and omissions of material facts with respect to the business, management, and financial condition of the Company. In addition to the DK Defendants, certain underwriters (the "Underwriters") of the Company's initial public offering were named as defendants in the actions relating to such public offering. In January 1998, the DK Defendants filed a motion to dismiss the complaint in its entirety, with prejudice. The Underwriters also filed a motion to dismiss.

    On August 14, 1998, the Court granted the motions filed by the Company and the Underwriters and dismissed the action in all respects. The Court offered plaintiffs the opportunity to file a motion seeking leave to file an amended complaint. Plaintiffs did not file such a motion and the Court entered judgment dismissing the action. On October 9, 1998, plaintiffs filed a notice of appeal which is expected to be heard by the United States Court of Appeals for the 2nd Circuit during the first quarter of 1999. The United States Court of Appeals has not yet set a schedule for the briefing and argument of plaintiffs' appeal.


Item 5. Other Information

    A stockholder who intends to submit a proposal for the Company's 1999 annual meeting of stockholders that the stockholder does not intend to request be included in the Company's proxy materials in accordance with the proxy solicitation regulations of the Securities and Exchange Commission must give notice to the Company prior to December 29, 1998 and also must comply with the provisions of the Company's Restated Certificate of Incorporation and By-laws relating to stockholder proposals. The ability of the persons designated as management proxies on the Company's proxy card to exercise their discretionary authority to vote on such proposal depends, in part, on the timely notification of such proposal by such stockholder.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits
             27.1 - Financial Data Schedule

        (b) Reports on Form 8-K
             There were no reports on Form 8-K filed by the Company during the three months ended September 27, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DONNA KARAN INTERNATIONAL INC.
                                          (Registrant)


Date: November 11, 1998           By: /s/John D. Idol
                                     ----------------------------
                                     John D. Idol
                                     Chief Executive Officer



Date: November 11, 1998           By: /s/Joseph B. Parsons
                                     ----------------------------
                                     Joseph B. Parsons
                                     Executive Vice President and
                                     Chief Financial Officer