Form 10-K405
period 1999-01-03
DONNA KARAN INTERNATIONAL INC
filed 1999-04-05
CIK 1012369

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                           ANNUAL REPORT ON FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 3, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO______________

                         COMMISSION FILE NUMBER 1-11805
                            ------------------------

                         DONNA KARAN INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             13-3882426
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)            Identification Number)

             550 SEVENTH AVENUE
             NEW YORK, NEW YORK                           10018
  (Address of principal executive office)              (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 789-1500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

                                                  NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                    ON WHICH REGISTERED
  ----------------------------------------  ---------------------------------
                Common Stock                     New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of Registrant's Common Stock held by nonaffiliates as of March 31, 1999 was $84,465,899 based on 11,077,495 such shares outstanding on such date and the closing sales price for the Common Stock on such date of $7.625 as reported on the New York Stock Exchange. As of March 31, 1999, the Registrant had 21,599,264 shares of Common Stock outstanding.*

    PART III incorporates information by reference from the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Commission within 120 days of January 3, 1999.

------------------------

* Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Donna Karan International Inc. is one of the world's leading international fashion design houses. The Company designs, contracts for the manufacture of, markets, retails, and distributes collections of men's and women's clothing, sportswear, accessories, and shoes under the DONNA KARAN NEW YORK and DKNY brand names. The Company also selectively has granted licenses for the manufacture and distribution of certain other products under the DONNA KARAN NEW YORK, DKNY, DKNY JEANS and DKNY ACTIVE brand names, including beauty and beauty-related products, jeanswear, activewear, hosiery, intimate apparel, eyewear, and children's apparel.

    The Company's mission is to build and maintain a balanced company through the right combination of wholesale, licensing, and retail operations. The Company's four major brands are:

    - DONNA KARAN NEW YORK, which addresses the complete lifestyle needs of the luxury goods customer.

    - DKNY, which is a brand that addresses the spirit and energy of New York, and includes a wide range of merchandise from evening to work to weekend.

    - DKNY JEANS, which addresses the jeans market, primarily targeted to a younger, more casual consumer.

    - DKNY ACTIVE, which addresses the apparel and lifestyle needs of consumers with an active lifestyle.

    The Company's principal trademarks, "DONNA KARAN," "DONNA KARAN NEW YORK," "DKNY," and variations thereof are licensed to the Company pursuant to a license agreement with Gabrielle Studio, Inc., a corporation wholly-owned by Ms. Donna Karan and, her husband, Mr. Stephan Weiss, and certain affiliated trusts. See "Trademarks" below in this section for the terms on which the trademarks are licensed to the Company.

    As of January 3, 1999, the Company operated in three segments: wholesale, licensing, and retail. During fiscal 1998, approximately 62% of the Company's wholesale net revenues were derived from sales within the United States and approximately 38% were derived from sales outside the United States. See Note 16 to notes to financial statements included elsewhere herein for financial information relating to the Company's business and geographic segments.

    As used in this report, references to the "Company" mean the predecessors to Donna Karan International Inc. as of the dates and periods prior to the consummation of the Company's initial public offering in July 1996 and, thereafter, collectively, Donna Karan International Inc. and its subsidiaries. The principal executive offices of the Company are located at 550 Seventh Avenue, New York, New York 10018. Its telephone number is (212) 789-1500.

WHOLESALE

    The Company's wholesale segment consists of womenswear, menswear, and accessories products offered under the DONNA KARAN NEW YORK and DKNY brands. Accessory products also are offered under the DKNY JEANS and DKNY ACTIVE brands. The Company's total wholesale net revenues for fiscal 1998 were $510.9 million. Included in wholesale net revenues are sales of apparel and accessory products by the Company to department stores, specialty stores, boutiques and the Company's free-standing International Retail Stores (as defined below in "Licensing"). In 1998, wholesale sales include certain sales of merchandise to Liz Claiborne, Inc. ("LCI") relating to the Company's DKNY JEANS license amounting to $26.8 million.

    To increase sell-through at retail, the Company has begun to refocus and balance its merchandise assortment, improve the price/value relationship on certain items in the DKNY lines, improve in-store presentations through expansion and/or renovation of in-store shops ("shop-in-shop"), and initiate a new merchandise coordinator program to enhance the retail presentation standards and train in-store selling specialists.

    The approximate suggested retail price ranges for the wholesale products sold by the Company set forth below are indicative of their approximate individual item price ranges:

                                                                                                      DRESSES
                                                                           SKIRTS AND  SHIRTS AND   (OTHER THAN
                                                               JACKETS       PANTS     BODYSUITS   EVENING WEAR)
                                                             ------------  ----------  ----------  -------------
WOMENSWEAR:
DONNA KARAN NEW YORK
  Collection (black label).................................  $  975-1,800  $  450-700  $  300-600   $ 650-1,400
  Signature (gold label)...................................     750-1,100     300-600     200-400       500-850
DKNY.......................................................       220-525      65-225      45-175       130-395

                                                                             SUITS       SPORTSCOATS    TROUSERS
                                                                         --------------  ------------  ----------
MENSWEAR:
DONNA KARAN NEW YORK
  Collection (black label).............................................  $  1,395-2,100  $  850-1,300  $  250-450
  Signature (gold label)...............................................       795-1,350       550-900     195-210
DKNY...................................................................        --             225-495      98-195

                                                                                          SMALL LEATHER
                                                                              HANDBAGS        GOODS        SHOES
                                                                             -----------  -------------  ----------
ACCESSORIES:
DONNA KARAN NEW YORK.......................................................      --            --        $  250-595
DKNY.......................................................................   $  30-395     $  15-125        25-265

    WOMENSWEAR

    The Company designs, sources, markets, and distributes womenswear under the DONNA KARAN NEW YORK and DKNY brands. The original DONNA KARAN NEW YORK collection for women was based upon Ms. Karan's concept of "seven easy pieces," a collection of bodysuits and tights, dresses, skirts, blouses, jackets, pants, and accessories that when layered in combinations achieved a varied, but consistent, high fashion look. There are four annual seasonal presentations for each DONNA KARAN NEW YORK and DKNY collection: Fall, Resort, Spring, and Summer. The spring and fall collections generally are presented at major fashion shows, which generate extensive press coverage in the domestic and international fashion press as well as in the general media.

    DONNA KARAN NEW YORK COLLECTIONS. The DONNA KARAN NEW YORK brand consists of two collections: DONNA KARAN NEW YORK and DONNA KARAN SIGNATURE.

    The DONNA KARAN NEW YORK collection ("black label") is the foundation of the Donna Karan brands. This exclusive apparel collection is a modern system of dressing which embodies the ultimate in luxury, sensuality, comfort, and creative expression using the finest quality fabrics, workmanship, and technological innovation. This collection is designed for sophisticated, international, affluent women and is distributed exclusively in key markets to a limited number of doors. (A "door" is a single retail outlet.) For the Fall 1998 season, the Company reintroduced into the DONNA KARAN NEW YORK collection an "Essentials" program, which includes timeless versions of the Company's most successful styles and newly designed classic signature styles.

    The DONNA KARAN SIGNATURE collection ("gold label") is a complete lifestyle collection addressing the specific needs of the modern, professional woman. Based on the spirit of the Donna Karan design vision the DONNA KARAN SIGNATURE collection was created to deliver a balanced mix of fashion expression, sportswear function, and classification items. While still a designer collection, the DONNA KARAN SIGNATURE collection is merchandised for wider distribution than the DONNA KARAN NEW YORK collection.

    DKNY COLLECTION. DKNY is the energy and spirit of New York. The DKNY product line is designed to appeal to a broader customer base and has wider distribution than the DONNA KARAN NEW YORK and DONNA KARAN SIGNATURE collections.

    The DKNY collection addresses a broad range of lifestyle needs from work to weekend to eveningwear. The collection includes jackets, skirts, blouses, bodysuits, dresses, pants, knits, sweaters and outerwear.

    To address the difficult business environment resulting from general economic conditions in Asia and competitive pressures, the Company has refocused its resources to maximize the value of the DKNY women's brand, which initiatives include:

    - Refocusing the merchandise mix to improve retail sell-through;

    - Expanding an "Essentials" program to include timeless styles and silhouettes;

    - Improving the price/value relationship by lowering price points on key items;

    - Reducing SKUs to gain greater sourcing and production efficiencies; and

    - Expanding the shop-in-shop program and renovating existing shop-in-shops in the United States.

    MENSWEAR

    The Company's menswear business consists of three collections: DONNA KARAN NEW YORK, DONNA KARAN SIGNATURE, and DKNY. Generally, there are four annual seasonal presentations for each collection: Fall, Resort, Spring, and Summer. In recognition of the DONNA KARAN NEW YORK collection, Ms. Karan received the Council of Fashion Designers of America's Menswear Designer of the Year Award for 1992.

    DONNA KARAN NEW YORK COLLECTIONS. THE DONNA KARAN NEW YORK brand consists of two collections of men's apparel: DONNA KARAN NEW YORK ("black label") and DONNA KARAN SIGNATURE ("gold label").

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

    THE DONNA KARAN SIGNATURE collection is a full lifestyle collection created specifically for the modern professional man and captures the design vision of Donna Karan through a balanced mix of tailored clothing, dress furnishings, better sportswear, and classification items. Targeting a broader audience and more widely distributed, this collection is priced below the DONNA KARAN NEW YORK black label collection but maintains a similar dedication to quality and design, while using lower cost fabrications and more commercial production techniques.

    DKNY COLLECTION. The DKNY menswear collection is positioned as a modern lifestyle collection. The collection includes relaxed sportswear and weekend wear. Other products in the collection, including suitings and classification items, are being produced by licensees. The DKNY menswear collection is designed to appeal to a broader customer base than the DONNA KARAN NEW YORK collections for men and is more widely distributed than those collections.

    The Company relaunched the DKNY men's sportswear collection for the Spring 1999 season to offer a more competitively priced and broadly distributed product range. Additionally, the Company plans to increase the number of fixtured shop-in-shops, which carry the DKNY men's collection.

    ACCESSORIES

    The Company sells accessory products under the DONNA KARAN NEW YORK, DKNY, DKNY JEANS and DKNY ACTIVE brands. These lifestyle collections are designed to complement their respective apparel collections, as well as exist as stand-alone collections.

    DONNA KARAN NEW YORK COLLECTIONS. The DONNA KARAN NEW YORK collection of accessories is a limited designer collection of luxury footwear for women and men. These collections are sold exclusively to the Company's licensed free-standing, full-priced stores and to a limited number of specialty stores.

    DKNY, DKNY JEANS AND DKNY ACTIVE COLLECTIONS. The DKNY accessories collection includes bags, small leather goods, and footwear for men and women, including a balance of fashion, function, and value items. The women's accessories and shoe collections are widely distributed through department and specialty stores, while the men's collections have a more limited range of distribution. For the Fall 1999 season, the Company plans to launch a DKNY children's shoe collection. Also, for the Fall 1999 season, the Company plans to launch a new comfort shoe line under the DKNY brand, with a price range of $69 to $89.

    Under the DKNY ACTIVE label, the Company offers an extensive athleisure and performance athletic footwear collection for men, women, and, beginning for the Spring 1999 season, children. This collection is sold through department stores and specialty athletic stores. For the Fall 1998 season, the Company launched a DKNY JEANS footwear line, which is more broadly distributed than the DKNY footwear collection. Additionally, for the Fall 1998 season, the Company launched a new casual bag collection under both the DKNY ACTIVE and DKNY JEANS brand names.

    WHOLESALE CUSTOMERS, SALES, AND SUPPORT

    The Company distributes its wholesale products through better department and specialty stores and boutiques, and through the free-standing International Retail Stores operated under the DONNA KARAN NEW YORK, DKNY, and DKNY JEANS brand names. The Company's better department and large specialty store customers include Bloomingdale's, Macy's, Saks Fifth Avenue, Neiman Marcus, Bergdorf Goodman, and Nordstrom. Certain of the Company's customers, including some under common ownership with each other, have accounted for significant portions of the Company's revenues. During fiscal 1998, sales to entities affiliated with HPL (as herein defined), including certain free-standing International Retail Stores, accounted for approximately 10.5% of the Company's revenues for fiscal 1998. The Company's 10 largest wholesale customers accounted for approximately 48% of the Company's revenues during 1998. The Company also sells excess and out-of-season products through secondary distribution channels, including the Company's outlet stores.

    Retailers carrying the Company's collections stock and display the merchandise generally in accordance with the Company's standards, which may include creating an in-store shop within the store ("shop-in-shop"), or providing special signs, display cases, and display racks, depending on the collection. The Company and its licensees are expanding the shop-in-shop program for the Company's products. Under this program, participating retailers set aside dedicated floor space to provide for a broad assortment of Company products in a combination of wall case and free-standing fixtures. The Company believes that shop-in-shops enhance brand recognition and encourage a store to carry a representative cross-section of the Company's product line for each season. The Company has focused its efforts and its licensees' efforts on increasing the number and size of shop-in-shops or renovating existing shop-in-shops, where appropriate. The size of the shop-in-shops typically range from 600 to 2,000 square feet for womenswear, 400 to 750 square feet for menswear, and 100 to 300 square feet for accessories. The continued expansion of the Company's shop-in-shop and fixturing program is dependent on market conditions, including continued demand for the Company's and its licensees' products.

    As of January 3, 1999, the Company had a sales force of approximately 95 people, all of whom were based in the Company's New York showrooms. The Company has begun to utilize regional sales representatives or agents, both domestically and internationally, for several of its product categories to expand its channels of distribution.

LICENSING

    In late 1997, the Company began to expand its licensing activities by forming strategic alliances with companies to develop, market, and sell products under the DONNA KARAN NEW YORK, DKNY, DKNY JEANS and DKNY ACTIVE brands. In fiscal 1998, the Company entered into its first regional license whereby the licensee also produces and sources products independently and together with the Company and its product licensees. The Company's licensing strategy consists of the following elements: leveraging the Company's brands by entering into licenses for related product categories, increasing awareness for the Company's brands, entering new distribution channels, increasing floor space in existing distribution channels, increasing the advertising and overall promotion of the Company's brands, and generating an increased stream of royalty income that provides a balance to the Company's wholesale and retail business. The Company's licensing revenues for fiscal 1998 were $18.5 million.

    PRODUCT LICENSES

    Product licensees are granted the right to manufacture and sell at wholesale, and in certain cases, at retail, specified products under the DONNA KARAN NEW YORK, DKNY, DKNY JEANS, and/or DKNY ACTIVE brand names. In consideration for such licenses, each licensee pays royalties to the Company based upon a percentage of net sales of licensed products (as defined), subject, generally, to payment of a minimum royalty. Additionally, the Company typically obtains a commitment from the licensee for a minimum level of advertising and marketing based upon a percentage of net sales of licensed products, with additional funds allocated to the launch of new products. License agreements generally have three- to five-year terms, with renewal options if certain minimum sales thresholds are met. To ensure that products sold by its licensees meet the Company's design and quality standards, the Company takes an active role in the design, quality control, packaging, advertising, marketing, merchandising and distribution of each licensed product and such items are also subject to the Company's prior approval.

    As of March 1, 1999, the Company had license agreements with the following licensees providing for the manufacture and distribution of the categories of products listed below under the trademarks and in the territories specified as of such date:

LICENSEE                              PRODUCTS                  LICENSED MARKS                  TERRITORY
---------------------------  ---------------------------  ---------------------------  ---------------------------

Estee Lauder Inc.            Men's and women's beauty     DONNA KARAN NEW YORK         Worldwide
                             and beauty-related products  DKNY

LC Libra, LLC, a subsidiary  Men's and women's jeanswear  DKNY JEANS                   Western Hemisphere
of Liz Claiborne, Inc.       and active lifestyle         DKNY ACTIVE
                             products

Hanes Hosiery, a division    Women's pantyhose,           DONNA KARAN NEW YORK         Worldwide, excluding Japan
of Sara Lee Corp.            knee-high stockings, tights  DKNY
                             and socks

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

LICENSEE                              PRODUCTS                  LICENSED MARKS                  TERRITORY
---------------------------  ---------------------------  ---------------------------  ---------------------------
The Lantis Corporation       Sunglasses, optical frames,  DONNA KARAN NEW YORK         Worldwide
                             magnifiers, and eyewear      DKNY
                             accessories

Esprit de Corp.              Children's apparel           DKNY                         North America
                                                          DKNY KIDS

Albert S.A.                  Children's apparel           DKNY                         Europe and the Middle East
                                                          DKNY KIDS

Peerless Delaware, Inc.      Men's tailored clothing      DKNY                         North America

Phillips-Van Heusen Corp.    Men's dress shirts           DKNY                         North America

Mallory & Church             Men's neckwear and hosiery   DKNY                         United States and Canada

Fairbrooke Fashion Corp.     Women's coats                DONNA KARAN SIGNATURE        United States and Canada
                                                          DKNY

Mantero Seta, SPA            Men's ties                   DONNA KARAN SIGNATURE        Europe
                             Women's scarves              DKNY                         Worldwide, excluding Japan
                                                                                       and certain other
                                                                                       territories

Cipriani Accessories Inc. &  Women's and Men's belts      DKNY/DKNY JEANS              United States and Canada
The Max Leather Group, Inc.  Men's small leather goods    DKNY ACTIVE

Global Amici, Inc.           Decorative accessories       DONNA KARAN NEW YORK         Worldwide, excluding Japan
                                                          DKNY                         and certain other
                                                                                       territories

Butterick Company, Inc.      Paper patterns and knitting  DONNA KARAN NEW YORK         Worldwide
(Vogue Patterns)             patterns                     DKNY

T. Kawabi & Co., Ltd.        Handkerchiefs and face       DKNY                         Japan and certain Asian
                             towels                                                    free-standing stores

Echo Lake Industries, Ltd.   Men's hosiery                DONNA KARAN NEW YORK         Worldwide, excluding Asia

    The Company entered into two long-term strategic licensing alliances for its beauty products and jeans and activewear lines, which are described below.

    BEAUTY PRODUCTS. In November 1997, the Company granted to Estee Lauder Inc. ("ELI") the exclusive, long-term, worldwide license rights to the DONNA KARAN NEW YORK and DKNY trademarks for the manufacture, marketing, distribution and sale of beauty and beauty-related products, including fragrances, cosmetics, skincare products, and beauty-related accessories. The Company also granted to ELI an exclusive sublicense for the bottles designed by Stephan Weiss, Vice Chairman of the Board of Directors of the Company and a principal stockholder.

    DKNY JEANS AND ACTIVE PRODUCTS. In December 1997, the Company and a subsidiary of LCI entered into a strategic licensing alliance for new lines of men's and women's jeanswear and active clothing under the DKNY label. LCI was granted the exclusive, long-term license rights to the DKNY JEANS and DKNY

ACTIVE trademarks for apparel products and the rights to market, distribute, and sell the DKNY JEANS and DKNY ACTIVE collections in the Western Hemisphere. LCI also agreed to purchase the Spring and Summer 1998 DKNY JEANS collection, which was introduced at retail in February 1998. The DKNY ACTIVE lines were launched for the Spring 1999 season. This licensing alliance marks the Company's expansion from the designer and bridge markets into the women's better casual sportswear market.

    REGIONAL LICENSES

    Starting in fiscal 1998, the Company began to enter into regional licenses for a given geographic area to expand its channels of distribution. Regional licensees generally are granted the right to import, manufacture, and/or distribute, and, in certain cases, license specified products under one or more brand names in the specified geographic region. These regional licenses also generally are granted retail development rights in the region. The economic arrangements of these regional licenses are similar to those of the Company's product licenses. The Company seeks to preserve the integrity of its brands by monitoring and approving the design and quality of the products sold in the region. The license agreements provide that the regional licensees also will collaborate with the Company's product licensees in order to offer a broad range of the Company's products of consistent style and quality.

    The first of these regional license arrangements began in March 1998 with the grant to Donna Karan Japan K.K., a Japanese corporation ("Donna Karan Japan"), of a 16-year exclusive license to import, manufacture, license, and/or distribute DONNA KARAN NEW YORK and DKNY products in Japan, with certain exceptions. In addition, Donna Karan Japan was granted the exclusive right to develop and operate a total of 12 DONNA KARAN NEW YORK and DKNY retail boutiques in Japan over the term of the agreement. The Company receives a royalty on net sales of licensed products and a servicing fee on net sales of Donna Karan products imported by Donna Karan Japan. In connection with this license, Onward Kashiyama Co. Ltd. ("OKC"), a Japanese public company, purchased all of the equity interests of Donna Karan Japan from the Company and HPL. See Note 7 in the notes to financial statements elsewhere herein.

    On March 3, 1999, the Company entered into a regional license with Palmer Corporation Limited for Australia and New Zealand. Palmer Corporation was granted import, manufacturing, and distribution rights for certain of the Company's apparel products. Additionally, Palmer Corporation has agreed to open four DKNY and a total of six DKNY JEANS and DKNY ACTIVE retail boutiques in the region during the term of the agreement.

RETAILING

    The Company is pursuing a strategy to expand its channels of distribution by opening a limited number of full-price, domestic free-standing retail stores, while continuing to have licensed free-standing stores opened.

    In fiscal 1998, the Company's net revenues from its retail operations were $93.3 million, which represented primarily the Company's outlet store operations. With respect to licensed stores, products manufactured by the Company and sold to the licensed stores are included in the Company's wholesale net revenues and royalties derived from sales by the Company's licensees of their licensed products to the licensed stores are included in the Company's licensing revenues.

    COMPANY-OWNED FULL-PRICE STORES

    The Company plans to open a limited number of full-price, domestic free-standing retail stores in upscale regional malls and major street locations generally in the largest urban markets in the United States. In fiscal 1998, the Company opened DKNY full-price stores in Las Vegas, Nevada, Beverly Center, Los Angeles and Short Hills, New Jersey, and a DONNA KARAN NEW YORK full-price store in Manhasset, New York. In fiscal 1999, the Company expects to open four or five additional DKNY stores, including a flagship DKNY store on Madison Avenue in New York City. Additionally, in January 1999, the Company acquired two DKNY and one DONNA KARAN NEW YORK free-standing retail stores in the United Kingdom from an affiliate of HPL, which previously had operated these stores. See Note 18 in the notes to financial statements elsewhere herein.

    OUTLET STORES

    As of January 3, 1999, the Company operated 58 outlet stores in 26 states and two outlet stores in the United Kingdom. The Company established its outlet stores primarily to dispose of excess inventory in a manner that it believes does not adversely affect its department and specialty store customers. The outlet stores also carry a limited amount of the Company's licensed products. In fiscal 1998, the Company began a remerchandising program through which certain core products will be produced specifically for the outlet stores. This program is designed to enable the Company to better balance the merchandise flow in the outlet stores in an effort to maintain consistent sales results and improve operating margins. The Company currently anticipates that it will have approximately 59 outlet stores (net of anticipated outlet store closings) in operation by the end of 1999; however, the Company currently is evaluating the performance of its outlet stores and may determine to close certain additional underperforming stores.

    LICENSED FULL-PRICE AND OUTLET STORES

    The Company has granted to LCI the right to open both retail and outlet stores under the DKNY JEANS mark in the Western Hemisphere during the term of the Company's product license with LCI. As of the end of fiscal 1998, six outlet stores under the DKNY JEANS mark had opened. Additionally, in October 1998, the Company granted an affiliate of Ms. Donna Karan, the Chairman and Chief Designer of the Company, the right to open and operate a DONNA KARAN NEW YORK flagship full-price, free-standing retail store on Madison Avenue in New York City, which store is anticipated to open in 2000. See Note 11 in the notes to financial statements elsewhere herein.

    The Company also has entered into license arrangements and strategic alliances for the opening by third parties of full-price, free-standing retail stores in a number of international markets under the DONNA KARAN NEW YORK, DKNY, DONNA KARAN, and DKNY JEANS marks (the "International Retail Stores"). The free-standing International Retail Stores operated under these names carry the corresponding product lines exclusively. There are provisions in certain of the agreements for these International Retail Stores granting certain product and/or boutique exclusivity within a defined geographical area. These licenses are granted on a royalty-free basis but require certain minimum purchases of Company product. As of January 3, 1999, there were 72 free-standing International Retail Stores owned by third parties unaffiliated with the Company operating in 34 countries.

    Eighteen of these International Retail Stores were operated by Hotel Properties Limited, a Singapore corporation ("HPL") and its affiliates. Six International Retail Stores are open under a retail agreement with HPL and a corporation owned by the Ong family, which also has a substantial interest in HPL. This agreement provides HPL with certain retail development rights and obligations in certain territories in North Asia, including Hong Kong. This agreement further provides HPL with certain distribution rights under limited circumstances and boutique exclusivity in the covered territories. As noted above, in January 1999, the Company purchased three of the International Retail Stores operated in the United Kingdom by affiliates of the Ong family.

    The Company anticipates that 79 free-standing International Retail Stores will be in operation in 36 countries by the end of fiscal 1999.

DESIGN

    The Company was founded upon the marketing and design talents of Ms. Donna Karan. The Company believes that its future success will depend in substantial part on its ability to continue to originate and define fashion trends, as well as to anticipate and react to changing consumer demands in a timely manner. Ms. Karan, who has been designing high fashion apparel for over 25 years, ultimately is responsible for the Company's creative inspiration, marketing, and overall fashion direction. In addition to Ms. Karan, as of January 3, 1999, the Company employed a design staff of approximately 100 people, some of whom have assumed substantial design responsibilities under Ms. Karan's supervision. The Company has nine design teams, each with a head designer, responsible for the creation, development, and coordination of the fabrications and silhouettes of the Company's collections.

ADVERTISING, PUBLIC RELATIONS, AND MARKETING

    All worldwide advertising, public relations, and marketing programs are managed on a centralized basis through the Company's Creative Services and Public Relations Departments to promote a consistent global image for the Company and its products.

    The Company supports the marketing of its products with extensive image advertising designed to appeal to a specific target group of customers. The Company advertises principally in print and outdoor advertising media, but also makes extensive use of video for point-of-sale displays, as well as mailers, magalogs, catalogues, newsletters, and consumer awareness programs. For example, the Company markets its DONNA KARAN NEW YORK brand name and image through its WOMAN TO WOMAN bi-annual newsletter, which is a dialogue between the Company, the designer, and consumers.

    The Company's Public Relations Department is responsible for the worldwide coordination and communication for each of the Company's brands with the industry and general press and media and offers up-to-date information on the Company's products and activities. A variety of public relations activities is managed on a centralized base in order to ensure consistency of message and presentation. Each of the spring and fall womenswear collections is introduced at major fashion shows in New York, which generates extensive worldwide media coverage. The spring and fall menswear collections are introduced in Milan and New York at presentations organized for international and domestic fashion press and retailers. The Company and its licensees further strengthen consumer awareness with sponsorships and special events.

SOURCING, PRODUCT DEVELOPMENT AND QUALITY CONTROL

    The Company sources products through its established relationships with leading contractors. The Company works with fabric mills in the United States, Europe, and the Far East to develop woven and knitted fabrics that enhance the comfort, design, and look of its products. The Company employs fabric specialists in the United States and Hong Kong who perform this function.

    The lead times for the various stages of the Company's operations from sourcing to delivery of finished goods differ for each of the Company's divisions and for the various selling seasons. Fabric purchases for a substantial portion of the Company's apparel products takes place generally four to five months prior to the corresponding selling season, although the Company may begin to acquire fabric for certain products up to a year in advance of the corresponding selling season. Apparel production (cut, manufacture, and trim) generally begins approximately 90 to 120 days prior to delivery of finished goods to customers.

    The Company does not own any production facilities and engages both domestic and foreign contractors for the production of its products. Total contracters used by the Company during the year for apparel products, including the production of samples, were approximately 440 worldwide. During 1998, approximately 57% of direct purchases of raw materials, labor, and finished goods were produced in Hong Kong, Taiwan, South Korea, and other Asian countries; approximately 21% were produced in the United States and its territories; and approximately 22% were produced in Europe. None of the contractors engaged by the Company accounted for more than 10% of the Company's total production during 1998. The Company has had long-term relationships with many of its contractors. The production and sourcing staff in New York oversees all aspects of fabric acquisition, apparel manufacturing, quality control, and production, as well as researching and developing new sources of supply. The Company operates product sourcing and quality control offices in Hong Kong. Finished goods production, quality control, and delivery for products sourced through South Korea are monitored through an exclusive buying agent in the territory. Additionally, fabric and finished goods production, quality control, and delivery for materials and products sourced through Italy are monitored through exclusive agents in Italy.

    The Company uses a variety of raw materials, principally consisting of woven and knitted fabrics and yarns. During 1998, approximately 25% of the Company's raw materials were purchased by the Company directly from suppliers and sent to contractors to be cut and sewn or assembled. Contractors from mills designated by the Company purchased the rest of the raw materials used in the Company's products. In certain cases, the Company must commit to purchase fabric from a mill before it will begin production. If the Company overestimates the demand for a particular fabric or yarn, it frequently can utilize the excess in garments made for subsequent seasons or made into past seasons' silhouettes for distribution through secondary distribution channels.

    The Company monitors the quality of its fabrics prior to the production of garments and inspects prototypes of products before production runs are commenced. The Company also performs random in-line quality control checks during and after production before the garments leave the contractor. Final random inspections occur when the garments are received in the Company's distribution centers.

WAREHOUSE AND DISTRIBUTION CENTERS

    To facilitate the distribution of its apparel products, the Company utilizes distribution centers at five sites. Two of the distribution centers are operated by the Company and three are operated by independent contractors. Distribution of the Company's apparel and accessory products in the United States primarily is conducted in Carlstadt, New Jersey facilities operated by the Company. The Company operates a distribution center in Hong Kong, which services the Pacific Rim, other than Japan. Additionally, the Company utilizes a warehouse operator in The Netherlands that services the entire European market. The Company also utilizes a third party operator in California for distribution of certain of its shoe products and a warehouse operator in Montreal that services the Canadian market.

MANAGEMENT INFORMATION SYSTEMS; CREDIT CONTROL

    The Company's information systems are designed to provide, among other things, order processing, production, accounting and management information for the marketing, manufacturing, importing and distribution functions of the Company's business. The Company also has a retail management software system, which is used in all of its retail and outlet stores. The system is used for point-of-sale transactions and information, as well as office management, including inventory control.

    The Company manages its own credit and collection functions. The Company does not factor its accounts receivable and maintains credit insurance to manage the risk of bad debts. The Company's loss due to bad debts was immaterial during fiscal 1998.

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

BACKLOG

    The Company generally receives wholesale orders for its products approximately three to five months prior to the time the products are delivered to stores. All such orders are subject to cancellation for late delivery. At March 24, 1999, backlog was $252.7 million, as compared to $276.7 million at March 24, 1998. The Company's backlog depends upon a number of factors, including the timing of the market weeks for its collections, during which a significant percentage of the Company's orders is received, the timing of shipments and the planned reorder business which is not ordered in advance. As a consequence, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual shipments.

TRADEMARKS

    The principal trademarks used by the Company to distinguish its brands are DONNA KARAN NEW YORK, DKNY, DKNY JEANS and DKNY ACTIVE. Under these brands, the Company uses many variations of these trademarks. Upon consummation of the Company's initial public offering, Gabrielle Studio, Inc. ("Gabrielle Studio"), a corporation owned by Ms. Donna Karan, Mr. Stephan Weiss, and certain affiliated trusts, granted to the Company an exclusive worldwide license (the "Gabrielle License") in perpetuity to use and sublicense the right to use the licensed marks including the principal trademarks of the Company, and to use and sublicense the right to use the name and likeness of Ms. Karan, in connection with the sale of all products and store services, other than certain products and specified services for which Gabrielle Studio retained the right to use or license such trademarks. Gabrielle Studio has licensed such specified products and services to Ms. Karan. The Gabrielle License provides, however, that at such time as Ms. Karan is no longer the Chairman of the Board of Directors and Chief Designer of the Company, the licensed marks may only be used by the Company in the market segments in which such licensed marks previously were used.

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

    Gabrielle Studio and its shareholders have agreed that Gabrielle Studio will not engage in any activities other than those related to the Gabrielle License and its license agreement with Ms. Karan. However, there is no restriction on the transferability of shares of Gabrielle Studio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein and "Certain Relationships and Related Transactions--License Agreement for Principal Trademarks" included in the 1999 Proxy Statement for a more complete description of the terms of this license and the royalties payable thereunder.

    The principal trademarks used by the Company are the subject of registrations and pending applications throughout the world filed by the Company or its licensees on behalf of Gabrielle Studio, for use on a variety of items of apparel, apparel-related products, and beauty products, as well as in connection with retail services, and the Company continues to expand its worldwide usage and registration of related trademarks. The Company regards the license to use the trademarks and its other proprietary rights in and to the trademarks as valuable assets in the marketing of its products, and on a worldwide basis, vigorously seeks to protect them against infringement. The Company also has an enforcement program to control the sale of counterfeit products in the United States and in major markets abroad.

EMPLOYEES

    As of January 3, 1999, the Company had approximately 1,885 employees, including 1,715 in the United States and 170 in foreign countries. Approximately 865 employees are engaged in the Company's wholesale, licensing and corporate operations and 870 employees in the Company's retail operations (most of whom are part-time employees). Previously, the Company reported the number of its part-time retail sales associates in terms of full-time equivalents. Approximately 245 of the Company's United States production, design, and distribution employees are members of three locals of the Union of Needletrades, Industrial & Textile Employees, which operates under a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory and has not experienced any job actions or labor stoppages since its inception.

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

    The Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. These agreements, which have been negotiated bilaterally either under the framework established by the Arrangement Regarding International Trade in Textiles, known as the Multifiber Agreement, or other applicable statutes, impose quotas on the amounts and types of merchandise which may be imported into the United States from these countries. These agreements also allow the signatories to adjust the quantity of imports for categories of merchandise that, under the terms of the agreements, are not currently subject to specific limits. The Company's imported products are also subject to United States customs duties. In addition, each of the countries in which the Company's products are sold have laws and regulations regarding import restrictions, quotas, and duties. The United States and other countries in which the Company's products are manufactured or sold may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust present prevailing rates, which could adversely affect the Company's operations.

FORWARD-LOOKING STATEMENTS AND BUSINESS CONSIDERATIONS

    Certain statements contained herein are forward-looking statements that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words and phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "plans" or similar expressions, are intended to identify "forward-looking statements include, without limitation, the Company's expectations regarding sales, earnings, or other future financial performance and liquidity, and general statements about future operations and operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation: (i) the failure of certain key members of the Company's design teams or management, including Ms. Karan, to continue to be active in the business of the Company; (ii) the possibility of a termination of the Company's license with Gabrielle Studio, Inc., a bankruptcy of Gabrielle Studio or transfer of the stock of Gabrielle Studio; (iii) the timing and expense associated with, and effects of, the strategic initiatives being implemented by the Company; (iv) risks associated with the receipt, pricing, and timing of customer orders; (v) general competitive factors and the overall financial condition of the apparel industry, the retail industry, and the general economy; (vi) timing of and costs associated with new stores openings and the Company's economic ability to continue to open stores; (vii) a change in retailer or consumer acceptance of the Company's products; (viii) the variability of the Company's results in any period due to the seasonal nature of the business, the timing and level of the Company's sales, the timing of launch of new products and collections and opening of new doors, fashion trends, and the timing, terms, consummation, or success of any joint ventures, licenses, or other dispositions of product lines;
(ix) consolidation and restructuring in the retail industry causing a decrease in the number of stores that sell the Company's products, or an increase in the ownership concentration within the retail industry; (x) social, political and economic risks to the Company's foreign operations and customers, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (xi) risks associated with the Company's increasing royalty revenues as a percent of the Company's total revenues and risks associated with a lack of operational or financial control over the Company's licensees; (xii) changes in laws, regulations, and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (xiii) foreign currency fluctuations affecting the Company's results of operations and value of its foreign assets, the relative price at which the Company and foreign competitors sell their products in the same markets, and the Company's operating and manufacturing costs outside of the United States; (xiv) shipment delays, depletion of inventory, and increased production costs resulting from disruption at any of the Company's facilities or other causes; (xv) changes in product mix to ones which are less profitable;
(xvi) the ability of the Company and third parties, including customers or suppliers, to adequately address Year 2000 issues; (xvii) infringements of the Company's trademarks and other proprietary rights, imitations or diversions of the Company's products, or inability to obtain trademark protection outside the United States for one or more of the Company's marks; (xviii) political or economic instability resulting in the disruption of trade from the countries in which the Company's contractors, suppliers, licensees, or customers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes, and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restriction on transfer of funds; (xix) the inability of a contractor to deliver the Company's products in a timely manner thereby causing the Company to miss the delivery date requirements of its customers, which in turn could result in the cancellation of orders, refusal to accept deliveries, or a reduction in the selling price; or (xx) the violation of labor or other laws by any independent manufacturer or any licensee. The Company undertakes no obligation to publicly update or revise any forward-looking statements made herein or elsewhere whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

    Certain information concerning the Company's principal facilities, all of which are leased, is set forth below:

                                                                                              APPROXIMATE AREA IN
LOCATION                                                         USE                              SQUARE FEET
---------------------------------------  ---------------------------------------------------  -------------------
550 Seventh Avenue.....................  Principal executive and administrative offices;              70,000
New York, New York                       Designer Collections design facilities, sales
                                         offices, and showrooms
West 40th Street.......................  DKNY's executive and administrative offices,                115,000
New York, New York                       including its design facilities, sales offices,
                                         production offices, and showrooms
Carlstadt, New Jersey..................  Distribution and warehouse facility; administrative         385,000
                                         offices
Kowloon, Hong Kong.....................  Distribution and warehouse facility; production              63,000
                                         control, sourcing, and quality control

    The leases for the above facilities expire between 1999 and 2009. The Company anticipates that it will be able to extend those leases which expire in the near future on terms satisfactory to the Company or, if necessary, locate substitute facilities on acceptable terms.

    As of January 3, 1999, the Company operated four full price stores and 60 retail outlet stores in leased premises. The full price retail stores range in size from approximately 4,400 square feet to 7,800 square feet and outlet stores range in size from approximately 2,100 square feet to 7,600 square feet. The leases for these stores expire between 1999 and 2008. The Company expects to renew, for the applicable option renewal period, those leases, which expire in 1999. In 1997, the Company also entered into a 15-year lease for a 16,700-square foot DKNY flagship store on Madison Avenue in New York City, which is scheduled to open in 1999.

    The Company believes that its existing facilities are well maintained and in good operating condition and are adequate for their intended use and the Company's present level of operations.

ITEM 3. LEGAL PROCEEDINGS

    In 1997, the Company and certain directors and officers of the Company (the "DK Defendants") were named as defendants in four separate class actions filed in the United States District Court for the Eastern District of New York. Each of the actions sought unspecified damages and purported to be a class action on behalf of all purchasers of common stock during certain specified periods between June 1996 and May 1997. In September 1997, these actions were consolidated by court order. The complaints alleged violations of the Securities Exchange Act of 1934 and the Securities Act of 1933 and the rules thereunder as well as New York common law. On August 14, 1998, the Court granted motions to dismiss filed by the Company and the Underwriter defendants, and dismissed the action in all respects. The Court offered plaintiffs the opportunity to file a motion seeking leave to file an amended complaint. Plaintiffs did not file such a motion and the Court entered judgment dismissing the action. On October 9, 1998, plaintiffs filed a notice of appeal, and on December 10, 1998, the United States Court of Appeals so ordered the parties' stipulation dismissing the appeal, thereby concluding this matter.

    Additionally, the Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, the resolution of such matters will not have a material effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The names of the executive officers of the Company and their ages and positions with the Company are as follows:

NAME                                      AGE                                    POSITION
------------------------------------      ---      ---------------------------------------------------------------------
Donna Karan.........................          50   Chairman of the Board and Chief Designer
Stephan Weiss.......................          60   Vice Chairman and Director
John D. Idol........................          40   Chief Executive Officer and Director
Lee Goldenberg......................          48   Corporate Executive Vice President-Worldwide Operations
Joseph B. Parsons...................          45   Corporate Executive Vice President-Chief Financial and Administrative
                                                   Officer and Treasurer
David L. Bressman...................          47   Corporate Senior Vice President, General Counsel, and Secretary
Lynn E. Usdan.......................          39   Corporate Senior Vice President, General Counsel and Secretary--Elect

    DONNA KARAN founded the Company along with Stephan Weiss, Tomio Taki, Frank Mori, and Takihyo Inc. in 1984 and has served as Chief Designer of the Company from the date of its formation and Chief Executive Officer from the date of the Company's formation until August 1997. Ms. Karan has served on the Board of Directors of the Company since April 1996, and has served as Chairman of the Board since July 1996. Immediately prior to the formation of the Company in 1984, Ms. Karan was the head designer at Anne Klein & Company. Ms. Karan is a member of the Board of Directors of the Council of Fashion Designers of America ("CFDA"), the Design Industries Foundation for AIDS, and the Martha Graham Center of Contemporary Dance. Ms. Karan also serves as a member of the Board of Governors of the Parsons School of Design, a division of The New School. Ms. Karan was honored as the CFDA's Designer of the Year in 1985 and 1990, as its Menswear Designer of the Year in 1992, and as its Womenswear Designer of the Year in 1996.

    STEPHAN WEISS has served on the Board of Directors of the Company since April 1996, and as Vice Chairman since July 1996. From 1985 to 1992, Mr. Weiss served as the Operating Principal of the Company and from 1993 through 1995 as the Co-Chief Executive Officer. During this time, Mr. Weiss has served the Company in various capacities, including having direct supervisory responsibility for the legal department, licensing, new business ventures, and developing the Creative Services Department.

    JOHN D. IDOL joined the Company in July 1997 and has served as Chief Executive Officer and a director of the Company since August 1997. Prior to joining the Company, Mr. Idol was employed by Polo Ralph Lauren Corporation, a publicly traded apparel company, from 1984 through July 1997, most recently as Group President, Product Licensing and the Home Collection.

    LEE GOLDENBERG served as Corporate Executive Vice President-Worldwide Operations of the Company since November 1995. From April 1993 to November 1995, Mr. Goldenberg held increasingly responsible positions with the Company, including Senior Vice President and Chief Information and Logistics Officer. From 1985 to April 1993, Mr. Goldenberg was employed in various management positions at Bernard Chaus Inc., most recently as Vice President Management Information Systems.

    JOSEPH B. PARSONS has served as Corporate Executive Vice President and Chief Financial Officer of the Company since February 1996, as Treasurer of the Company since June 1996, and as Chief Administrative Officer since January 1999. From January 1993 to February 1996, Mr. Parsons held increasingly responsible financial positions with the Company, most recently as Vice President Finance.

    DAVID L. BRESSMAN has served as Corporate Senior Vice President and General Counsel to the Company since July 1996 and as Secretary of the Company since June 1996. From April 1994 to July 1996, Mr. Bressman was Vice President and General Counsel of the Company. From 1984 to April 1994, Mr. Bressman was a member of the New York law firm Phillips, Nizer, Benjamin, Krim & Ballon. Mr. Bressman has resigned from the Company effective in April 1999.

    LYNN E. USDAN has been named to serve as Corporate Senior Vice President, General Counsel, and Secretary of the Company upon the effective date of Mr. Bressman's resignation in April 1999. She joined the Company in January 1996 as Associate General Counsel and was named Vice President in November 1997. From February 1994 to December 1995, Ms. Usdan was Senior Counsel at Proskauer Rose LLP, a New York law firm. Prior thereto, she was a partner of the law firm of Shea & Gould, which filed a voluntary petition under the United States Bankruptcy Code on December 22, 1995.

    Donna Karan and Stephan Weiss are married to each other. There are no other family relationships among the directors and executive officers.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

    The Company's Common Stock trades on the New York Stock Exchange under the symbol "DK." The following table reflects the high and low sales prices of the Company's Common Stock, as reported by the New York Stock Exchange, for each quarter of fiscal 1998 and 1997.

                                                                                 FISCAL 1998           FISCAL 1997
                                                                             --------------------  --------------------
QUARTER                                                                        HIGH        LOW       HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------  ---------  ---------
First......................................................................  $   13.81  $   10.50  $   15.25  $    8.88
Second.....................................................................  $   16.75  $   12.63  $   12.88  $    9.13
Third......................................................................  $   16.25  $    7.25  $   15.50  $   10.13
Fourth.....................................................................  $    8.44  $    5.06  $   17.75  $   10.94

    As of March 18, 1999, the number of holders of record of the Company's Common Stock was approximately 1,277. As of March 18, 1999, there were two record owners of each of the Company's Class A Common Stock and Class B Common Stock.

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

                                                                         YEAR ENDED
                                            --------------------------------------------------------------------
                                             JANUARY 3,   DECEMBER 28,  DECEMBER 29,  DECEMBER 31,   JANUARY 1,
                                                1999          1997          1996          1995          1995
                                            ------------  ------------  ------------  ------------  ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
  Net revenues (1)........................  $    622,646   $  638,725    $  612,840    $  510,126   $    420,164
                                            ------------  ------------  ------------  ------------  ------------
  Gross profit (1)........................       154,087      121,407       200,776       179,437        148,992
  Selling, general, and administrative
    expenses (1) (2)......................       152,089      204,088       187,474       136,906        119,995
  Restructuring (credits) charges (1).....          (267)       8,635            --            --             --
                                            ------------  ------------  ------------  ------------  ------------
  Operating income (loss).................         2,265      (91,316)       13,302        42,531         28,997
  Equity in (loss) earnings of
    affiliate (3).........................           (65)       1,435         3,089         2,519             --
  Interest expense, net...................        (2,050)      (2,515)       (8,534)       (7,650)        (8,862)
  Other expense (4).......................            --           --            --            --         (2,651)
  Gain on sale of interests in
    affiliate (3).........................            88           --            --        18,673             --
                                            ------------  ------------  ------------  ------------  ------------
  Income (loss) before provision for
    certain state, local, and foreign
    income taxes..........................           238      (92,396)        7,857        56,073         17,484
  Provision (benefit) for
    income taxes (5)......................           110      (11,034)      (17,179)        2,398          1,139
                                            ------------  ------------  ------------  ------------  ------------
  Net income (loss).......................  $        128   $  (81,362)   $   25,036    $   53,675   $     16,345
                                            ------------  ------------  ------------  ------------  ------------
                                            ------------  ------------  ------------  ------------  ------------
  Net income (loss) per
    common shares (6):
    Basic.................................  $       0.01   $    (3.78)   $     0.02    $     0.91             --
    Diluted...............................  $       0.01   $    (3.78)   $     0.02    $     0.91             --
  Weighted average common shares
    outstanding (6):
    Basic.................................    21,598,264   21,512,050    18,742,533    16,017,032             --
    Diluted...............................    21,631,664   21,512,050    18,742,533    16,017,032             --

BALANCE SHEET DATA:
  Working capital.........................  $     91,668   $   79,989    $  146,805    $   92,635   $     52,289
  Total assets............................       278,729      287,488       311,695       203,975        157,004
  Total long-term debt, including current
    portion...............................            --           36           318        53,538         51,426
  Stockholders' equity and partners'
    capital...............................       122,104      122,464       203,791        80,846         47,837

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

(2) Included in selling, general and administrative expenses for the fiscal year ended December 29, 1996 are one-time charges for bonuses relating to the Company's initial public offering (the "Offering") of $5.3 million, the award of 105,100 shares of common stock to certain employees pursuant to the Company's 1996 Stock Incentive Plan which amounted to $2.5 million, and $3.2 million related to the purchase of all sales and marketing plans, patterns, samples, fabrics and other materials developed by Designer Holdings, Ltd. in connection with the termination of the DH License (as hereafter defined).

(3) On March 31, 1995, the Company sold 70% of its interest in the operations of Donna Karan Japan to a nonaffiliated party. The Company recognized a gain on this transaction, net of transaction costs, of $18.7 million. Subsequent to the sale, the Company accounted for its remaining 30% interest in the operations of Donna Karan Japan using the equity method of accounting. Equity in earnings (loss) of affiliate amounted to ($0.1) million, $1.4 million, $3.1 million and $2.5 million for the quarter ended March 30, 1998 and fiscal 1997, 1996 and 1995, respectively. An agreement with Donna Karan Japan provides for a management fee payable to the Company based upon net sales of Donna Karan Japan, which amount is included as an offset against selling, general and administrative expenses. In March 1998, the Company and HPL sold all of their outstanding shares in Donna Karan Japan to OKC. See
    Note 7 in the notes to financial statements elsewhere herein.

(4) Other expenses represent charges related to a proposed debt offering in 1994 amounting to $2.7 million.

(5) The benefit for income taxes for the fiscal year ended December 28, 1997 is net of a $24.0 million valuation allowance which was recorded due to the inherent uncertainties in estimating future taxable income. The provision for income taxes for the fiscal year ended December 29, 1996 includes a $19.0 million tax benefit which was recorded by the Company concurrent with becoming subject to Federal and additional state income taxes. See Note 14 in the notes to financial statements elsewhere herein.

(6) Options outstanding during 1997 were not included in the calculation of earnings per share because the effect would be antidilutive. Net income
    (loss) per common share data for 1995 and 1996 are presented on a pro forma basis. Pro forma net income (loss) per common share for the year ended December 31, 1995 is based upon (a) 10,612,934 shares of common stock outstanding during the period, (b) the number of shares of common stock (5,298,988) sold by the Company, at an offering price of $24.00 ($21.96 net of expenses) per share, the proceeds of which would be necessary to pay approximately $116.0 million of distribution notes previously issued (including accrued interest thereon), representing cumulative undistributed taxable income on which taxes previously had been paid, and (c) 105,100 shares of Common Stock which the Company awarded to certain employees pursuant to the Company's 1996 Stock Incentive Plan. Pro forma net income
    (loss) per common share for the year ended December 29, 1996 is based on the weighted average of the above shares outstanding for the period prior to the Offering, and 21,468,034 shares for the period subsequent to the Offering. The net income (loss) used in the calculation of pro forma per common share information excludes the reduction of interest costs of $3.5 million and $6.2 million in 1996 and 1995, respectively, and the reduction in amortization of deferred financing costs of $0.8 million and $0.6 million in 1996 and 1995, respectively, and the related tax effect of $1.8 million and $2.9 million in 1996 and 1995, respectively. Basic and diluted pro forma net income (loss) per common share are the same since there were no options outstanding in 1995, and there was no dilutive effect of options in 1996.

    Pro forma net income is as follows (in thousands):

                                                                           YEAR ENDED
                                                                   ---------------------------
                                                                   DECEMBER 29,   DECEMBER 31,
                                                                       1996           1995
                                                                   -------------  ------------
Pro forma-unaudited
Historical income before income taxes............................    $   7,857     $   56,073
Pro forma adjustments other than income taxes....................        1,436         23,943
                                                                        ------    ------------
Pro forma income before income taxes.............................        6,421         32,130
Pro forma provision for income taxes.............................        3,537         13,705
                                                                        ------    ------------
Pro forma net income.............................................    $   2,884     $   18,425
                                                                        ------    ------------
                                                                        ------    ------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company's business is comprised of wholesale, licensing and retail activities. The following table is a comparative summary of the Company's results of operations for the fiscal years ended January 3, 1999 ("fiscal 1998"), December 28, 1997 ("fiscal 1997"), and December 29, 1996 ("fiscal 1996")
and reflects the basis of presentation described in Note 1 in the notes to financial statements elsewhere herein. The Company utilizes a 52- or 53-week fiscal year ending on the Sunday nearest December 31. Fiscal 1998 results include 53 weeks as compared to 52 weeks in fiscal 1997 and 1996.

                                                                       YEAR ENDED
                                            ----------------------------------------------------------------
                                                 JANUARY 3,           DECEMBER 28,          DECEMBER 29,
                                                    1999                  1997                  1996
                                            --------------------  --------------------  --------------------
                                                                     (IN MILLIONS)

Net revenues..............................  $   622.6      100.0% $   638.7      100.0% $   612.8      100.0%

Gross profit..............................      154.1       24.7      121.4       19.0      200.8       32.8

Selling, general and administrative
  expenses................................      152.1       24.4      204.1       32.0      187.5       30.6

Operating income (loss)...................        2.3        0.4      (91.3)     (14.3)      13.3        2.2

Net income (loss).........................        0.1         --      (81.4)     (12.7)      25.0        4.1

    SIGNIFICANT TRANSACTIONS

    In January 1998, the Company granted LCI the exclusive, long-term rights to the DKNY JEANS and DKNY ACTIVE trademarks for apparel products and to market, distribute and sell both collections in the Western Hemisphere. In connection therewith and with the sale to LCI of certain usable inventory and other assets relating to the existing business, the Company received $30.0 million and receives additional royalties from LCI based on sales of such jeans and activewear products. In connection with the transaction with LCI, in fiscal 1997 the Company recorded a loss of $12.5 million, which represents the writedown of inventory to net realizable value, as well as other costs necessary to exit its existing jeans business.

    The Company sells its products in Japan through Donna Karan Japan, a Japanese corporation, which was the exclusive distributor of the Company's products in Japan, subject to certain limited exceptions. In March 1998, the Company and HPL sold all of their outstanding shares in Donna Karan Japan to OKC. At the same time, Donna Karan Japan was granted a 16-year exclusive license to import, manufacture, license and/or distribute DONNA KARAN NEW YORK and DKNY products in Japan, with certain exceptions. In addition, Donna Karan Japan was granted the exclusive right to develop and operate a total of 12 DONNA KARAN NEW YORK and DKNY retail boutiques in Japan over the term of the agreement. Upon consummation of this transaction, the Company received $15.9 million. The Company will receive a royalty on net sales of licensed products and a servicing fee on net sales of Donna Karan products imported by Donna Karan Japan.

    In fiscal 1997, the Company granted to ELI exclusive worldwide rights to the DONNA KARAN NEW YORK and DKNY trademarks for the manufacture, marketing, distribution and sale of beauty and beauty-related products, including fragrances, cosmetics, skincare products, and beauty-related accessories. In connection therewith and with the sale to ELI of certain assets relating to the existing business, the Company received $25.0 million and will receive additional royalties from ELI based on sales of such beauty and beauty-related products. Under certain circumstances, the Company is obligated to repay to ELI a portion of these payments plus a penalty amount, if certain products are not launched in accordance with an agreed-upon schedule, as a result of the Company's actions or lack thereof. In fiscal 1997, the Company recorded a loss of $21.1 million related to the wind-down of the Company's beauty business (net of a $2.2 million gain in connection with the consummation of this transaction).

    On December 16, 1997 the Company announced a restructuring and strategic plan to reduce expenses and streamline operations. The major strategic initiatives were aimed at strengthening financial performance by reducing costs, increasing efficiencies, increasing licensing royalties and focusing on key business areas. As a result of the restructuring and strategic plan, and the May 28, 1997 plan aimed at containing costs and restructuring certain of its operations, in fiscal 1997 the Company recognized restructuring charges of $8.6 million, charges of $23.4 million related to the wind-down of the Company's beauty business, charges of $12.5 million related to the wind-down of the DKNY JEANS and ACTIVE business and $17.0 million of other charges, primarily nonrecurring, related to strategic initiatives.

    In September 1996, the Company entered into a license (the "DH" license) with Designer Holdings, Ltd. ("Designer Holdings"), for the exclusive production, sale and distribution of men's, women's and, with certain exceptions, children's jeanswear under the DKNY JEANS label. In March 1997, the DH License was terminated by mutual agreement of the Company and Designer Holdings. Pursuant to the termination of the agreement, the Company returned to Designer Holdings a $6.0 million payment and a $1.3 million advance royalty payment. Additionally, the Company purchased, for $3.2 million, all sales and marketing plans, patterns, samples, fabrics and other materials developed by Designer Holdings in connection with the jeanswear business, which amount was included in selling, general, and administrative expenses in fiscal 1996.

    In July 1996, the Company sold 10,750,000 shares of its common stock in the Offering. Net proceeds of the Offering, after deducting underwriting discounts and commissions and professional fees, aggregated $236.0 million. Proceeds of the Offering were used to retire distribution notes and accrued interest thereon totaling approximately $116.4 million, to repay the Company's term loans and the revolving line of credit which totaled approximately $76.8 million, to pay a certain one-time bonus under an employment agreement which amounted to approximately $5.0 million (which is included in selling, general, and administrative expenses) and to pay a one-time fee under the Gabrielle License which amounted to $4.6 million (which is included in cost of sales). The remaining $33.2 million was used for other general corporate purposes. The distribution notes were issued in April 1996 to the principals (and certain of their affiliates) of the Company, and represented an estimate of the cumulative undistributed taxable income (on which taxes previously had been paid) of the Company since its inception through the anticipated closing date of the Offering.

    Upon the consummation of the Offering, the Company entered into the Gabrielle License with Gabrielle Studio. The Gabrielle License provides that the Company will pay to Gabrielle Studio an annual royalty equal to 1.75% of the first $250 million net sales (as defined in the Gabrielle License, which includes products and store services) for such year, plus 2.5% of the next $500 million of net sales for such year, plus 3% for the next $750 million of net sales for such year, plus 3.5% of all net sales for such year in excess of $1.5 billion. For purposes of computing the annual royalty, "net sales" includes sales by the Company, its affiliates, its subsidiaries, and its licensees of products bearing any of the licensed trademarks or Ms. Karan's name or likeness.

    PRO FORMA STATEMENT OF INCOME FOR FISCAL 1996--(UNAUDITED)

    The following table sets forth for fiscal 1996: (a) historical statement of income data; (b) pro forma adjustments to reflect the Offering and certain other adjustments as if they had occurred on January 1, 1996; and (c) pro forma statement of income data.

                                                                                           YEAR ENDED DECEMBER 29, 1996
                                                                                 ------------------------------------------------
                                                                                                   PRO FORMA
                                                                                 HISTORICAL       ADJUSTMENTS         PRO FORMA
                                                                                 ----------      --------------      ------------
                                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues...................................................................   $ 612,840                          $612,840
                                                                                 ----------                          ------------
Gross profit...................................................................     200,776        (7,248)(i)         198,163
                                                                                                    4,635(ii)
Selling, general and administrative expenses...................................     187,474        (1,500)(iii)       178,105
                                                                                                   (5,347)(iv)
                                                                                                   (2,522)(v)
                                                                                 ----------                          ------------
Operating income...............................................................      13,302                            20,058
Equity in earnings of affiliate................................................       3,089                             3,089
Interest (expense) income, net.................................................      (6,577)        3,475(vi)             155
                                                                                                      837(vii)
                                                                                                    2,420(ix)
Interest (expense) on distribution notes.......................................      (1,957)        1,957(viii)            --
                                                                                 ----------                          ------------
Income before income taxes.....................................................       7,857                            23,302
Provision (benefit) for income taxes...........................................     (17,179)       27,898(x)           10,719
                                                                                 ----------                          ------------
Net income.....................................................................   $  25,036                          $ 12,583
                                                                                 ----------                          ------------
                                                                                 ----------                          ------------
Pro forma earnings per common share............................................                                      $   0.59(xi)
                                                                                                                     ------------
                                                                                                                     ------------

------------------------

(i) Royalties of $7.2 million in 1996, to be paid to a corporation owned by two of the Company's principal stockholders and their affiliated trusts pursuant to a licensing agreement.

(ii) One-time fee of $4.6 million paid to a corporation owned by two of the Company's principal stockholders and their affiliated trusts pursuant to a licensing agreement.

(iii) Decrease in aggregate compensation from $2.5 million to $1.0 million in 1996 for two of the Company's executives pursuant to their employment agreements.

(iv) One-time bonus under an employment agreement which amounted to $5.0 million and additional one-time bonuses of $0.3 million paid to key executives relating to the Offering.

(v) One-time charge of $2.5 million representing the award of 105,100 shares of common stock to certain employees pursuant to the Company's 1996 Stock Incentive Plan.

(vi) Reduction in interest costs of $3.5 million in 1996, assuming the application of up to $90.4 million in 1996, (which amount represents the maximum amount outstanding during the period) of the proceeds from the Offering to reduce the actual outstanding indebtedness under the Company's credit agreement.

(vii) Reduction of $0.8 million in 1996 in amortization of deferred financing costs, which would have been written off in connection with repayment of outstanding indebtedness under the Company's credit agreement.

(viii)Reduction in interest expense on distribution notes of $2.0 million in 1996, assuming the distribution notes would not have been outstanding during the period.

(ix) Reduction in expense of $2.4 million related to the write-off of deferred financing costs in connection with the refinancing of outstanding indebtedness under the Company's credit agreement.

(x) Increase of $27.9 million (including $19.0 million of deferred income tax assets recognized) in 1996, for income taxes based upon pro forma pre-tax income as if the Company had been subject to Federal and additional state income taxes for the entire period.

(xi) Pro forma earnings per common share have been calculated using 21,468,034 shares, which assumes the number of shares outstanding after the Offering were outstanding for the entire period.

RESULTS OF OPERATIONS

    NET REVENUES

    Net revenues in fiscal 1998 decreased 2.5% to $622.6 million as compared to fiscal 1997 and increased 4.2% to $638.7 million for fiscal 1997 as compared to fiscal 1996. Excluding certain sales of merchandise to LCI in fiscal 1998 relating to the DKNY JEANS license and sales in fiscal 1997 related to the Company's beauty business, net revenues decreased $24.2 million, or 3.9%, in fiscal 1998 as compared to fiscal 1997.

    In fiscal 1998, net revenues decreased due to a 5.4% decrease in wholesale revenues, from $539.9 million in fiscal 1997 to $510.9 million in fiscal 1998, partially offset by an $8.9 million, or 92.2%, increase in licensing revenues and a $22.8 million, or 32.3%, increase in retail sales. In fiscal 1997, net revenues increased due to a 28.0% increase in licensing revenues from $7.5 million in fiscal 1996 to $9.6 million in fiscal 1997, a 15.8% increase in retail revenues from $60.9 million in fiscal 1996 to $70.5 million in fiscal 1997, and a 7.8% increase in wholesale revenues from $500.7 million in fiscal 1996 to $539.9 million in fiscal 1997, partially offset by a 57.3% decrease in beauty products revenues from $43.8 million in fiscal 1996 to $18.7 million in fiscal 1997. The decrease in revenues associated with the beauty business is primarily due to the wind-down of the beauty business as a result of the Company's grant in fiscal 1997 to ELI of the exclusive worldwide rights to the DONNA KARAN NEW YORK and DKNY trademarks for the manufacture, marketing, distribution, and sale of beauty and beauty-related products. See Note 9 in the notes to financial statements elsewhere herein.

    Wholesale revenues in fiscal 1998, exclusive of the Company's beauty business and certain sales of merchandise to LCI relating to the DKNY JEANS license, decreased primarily due to a decrease in revenues of the womenswear and menswear businesses due primarily to a decrease in the women's and men's DKNY businesses. In fiscal 1997, the increase in wholesale revenues was attributable to an increase in the revenues of the accessories business due to an increase in the shoe business, an increase in revenues associated with the menswear business primarily due to an increase in the DKNY business, and an increase in revenues of the womenswear business due to an increase in THE DONNA KARAN NEW YORK collection business, partially offset by a decrease in the DKNY business.

    Licensing revenues increased in fiscal 1998 primarily due to royalties from LCI associated with the DKNY JEANS and ACTIVE license, as well as growth in sales of certain other new and existing licensed products. In fiscal 1997, the increase in licensing revenues was primarily due to the inclusion of a full year of revenues related to the DKNY Kids license in Europe and the Middle East, as well as growth in sales of other licensed products.

    Retail sales in fiscal 1998 increased primarily due to an increase in the number of outlet stores, a slight increase in comparable store sales, and the opening of four full-price free-standing retail stores. In fiscal 1997, the increase in retail sales was attributable to an increase in the number of outlet stores, partially offset by a 5.4% decrease in comparable store sales.

    Net revenues in the United States in fiscal 1998 decreased approximately 1.8% to $422.9 million as compared to fiscal 1997 and increased approximately 0.9% to $415.5 million in fiscal 1997 as compared to fiscal 1996.

    Net revenues in Japan in fiscal 1998 decreased 30.4% to $46.5 million as compared to fiscal 1997 and decreased 10.3% to $66.8 million in fiscal 1997 as compared to fiscal 1996. In fiscal 1998, the decrease was primarily attributable to general economic conditions in Japan, and the Company anticipates that it will continue to be a difficult market. Additionally, the Company anticipates further decreases in wholesale revenues in Japan, while recording increased royalties, as a result of its licensing agreement with DKJ. See Note 7 in the notes to financial statements elsewhere herein. In fiscal 1997, the decrease in net revenues in Japan was due to reduced sales in the Company's businesses, primarily its DKNY women's and men's collections. The Company believes the business was impacted, in part, by general economic conditions in Japan.

    Net revenues in other foreign countries decreased 2.0% to $153.2 million in fiscal 1998 as compared to fiscal 1997 and increased 23.7% to $156.4 million in fiscal 1997 as compared to fiscal 1996.

    GROSS PROFIT

    Gross profit in fiscal 1998 was 24.7% of net revenues as compared to 19.0% of net revenues in fiscal 1997 and 32.8% (32.3% on a pro forma basis) of net revenues in fiscal 1996. Excluding the impact of the DKNY JEANS sales to LCI in fiscal 1998 and the effect of beauty business sales in fiscal 1997, gross profit margin for fiscal 1998 increased to 25.9% as compared to 20.6% in fiscal 1997. In fiscal 1997, the gross profit was impacted by the wind-down of the Company's beauty and DKNY JEANS businesses, and other charges, primarily nonrecurring, related to strategic initiatives. As a result of these transactions, the Company recorded charges which were included in cost of sales of $11.7 million related to the beauty business, $9.4 million related to the DKNY JEANS business and $1.6 million related to strategic initiatives. Exclusive of these charges, gross profit was 23.6% of net revenues for fiscal 1997. The increase, as adjusted for DKNY JEANS sales, beauty business sales, and other charges, to 25.9% in fiscal 1998 as compared to 23.6% in fiscal 1997, primarily reflects the impact of greater licensing revenues, shifts in product mix, and lower operating costs attributable to production efficiencies achieved as a result of the Company's cost reduction initiatives. The decrease to 23.6% (as adjusted) in fiscal 1997 from 32.3% on a pro forma basis in fiscal 1996, was primarily attributable to decreased gross profit margins in the Company's wholesale business due to increased dilution, planned reductions in initial margins, a greater mix of lower margin off-price products, and an increase in certain manufacturing costs, combined with lower margins in the Company's retail business due to a strategy to liquidate prior season's merchandise as a result of a plan to change the merchandising strategy for the Company's outlet stores.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses decreased to 24.4% of net revenues in fiscal 1998, as compared with 32.0% and 30.6% (29.1% on a pro forma basis) of net revenues in fiscal 1997 and fiscal 1996, respectively. The decrease in fiscal 1998 was primarily attributable to: the absence of charges, primarily nonrecurring; and lower selling, marketing, advertising and personnel and related expenses, primarily as a result of the Company's strategic initiatives, including the licensing of the beauty and DKNY JEANS businesses. These decreases were partially offset by increased costs associated with the Company's ongoing licensing efforts. The fiscal 1997 increase was attributable to charges, primarily nonrecurring, recorded in the amount of $22.7 million, of which: $15.4 million related to strategic initiatives; $4.2 million related to the wind-down of the Company's beauty business, net of a gain of approximately $2.2 million representing the portion of proceeds recognized as income reduced by the cost of exiting the beauty business; and $3.1 million related to the wind-down of the Company's DKNY JEANS business. Exclusive of nonrecurring expenses of $22.7 million in fiscal 1997 and $3.2 million in fiscal 1996 attributable to the purchase of sales and marketing plans, fabrics, patterns, and other materials in connection with the termination of the DH license, selling, general and administrative expenses for fiscal 1997 and 1996, would have been 28.2% and 30.1% (28.5% on a pro forma basis), respectively.

    RESTRUCTURING (CREDITS) CHARGES

    In fiscal 1998, the Company utilized $5.5 million of the reserves previously established in connection with its restructuring plan and credited into income approximately $0.3 million of the restructuring accrual, which was determined to no longer be required. In fiscal 1997, the Company recorded restructuring charges in the amount of $8.6 million primarily related to severance costs and related benefits.

    OPERATING INCOME (LOSS)

    Operating income (loss) increased $93.6 million to $2.3 million in fiscal 1998 as compared to fiscal 1997 and decreased $104.6 million to ($91.3) million in fiscal 1997 as compared to fiscal 1996. Exclusive of restructuring and other charges, primarily nonrecurring, the operating loss would have been ($29.8) million in fiscal 1997. Operating income (loss) as a percent of net revenues for fiscal 1998 was 0.4%, as compared to (14.3%) and 2.2%, in fiscal 1997 and 1996, respectively.

    In fiscal 1998, the increase in operating income is attributable to a higher gross profit, decreased selling, general and administrative expenses, and the absence of restructuring and other nonrecurring charges. In fiscal 1997, the decrease in operating income was primarily due to restructuring and other nonrecurring charges, as well as a lower gross margin in fiscal 1997 as compared to fiscal 1996.

    EQUITY IN (LOSS) EARNINGS OF AFFILIATE

    Equity in (loss) earnings of affiliate was approximately ($0.1) million in fiscal 1998 as compared with $1.4 million and $3.1 million in fiscal 1997 and fiscal 1996, respectively. In March 1998, the Company sold all of its interests in Donna Karan Japan to OKC. In fiscal 1998 and 1997, the decreases were due to a decrease in earnings of the operations of Donna Karan Japan.

    INTEREST EXPENSE

    Interest expense, net of interest income, decreased 18.5% to $2.1 million in fiscal 1998 as compared to fiscal 1997 and decreased 61.8% to $2.5 million in fiscal 1997 from $6.6 million (excluding interest expense on distribution notes) in fiscal 1996. On a pro forma basis, the Company recorded $0.2 million of interest income in fiscal 1996. In fiscal 1998, the decrease was primarily attributable to lower borrowings during the last quarter of fiscal 1998. In fiscal 1997, the decrease was primarily attributable to the Company having the benefit for the full year of the proceeds of the Offering. The increase in interest expense in fiscal 1997 as compared to fiscal 1996, on a pro forma basis, was primarily due to higher borrowing requirements to fund working capital, operating losses, other losses, and nonrecurring charges, as well as for other general corporate purposes.

    PROVISION (BENEFIT) FOR INCOME TAXES

    The provision (benefit) for income taxes represents federal, foreign, state and local income taxes. The provision (benefit) for income taxes for fiscal 1998, 1997 and 1996 was $0.1 million, ($11.0) million and ($17.2) million, respectively. On a pro forma basis, the provision for income taxes was $10.7 million in 1996. In years prior to 1997, the Company had significant taxable income. However, until July 2, 1996, the date of the Offering, the various entities were partnerships or corporations that had elected to be taxed as S corporations pursuant to the Internal Revenue Code, and the taxes were paid by the partners and the shareholders of the S corporations. Accordingly, tax loss carrybacks are limited to the period subsequent to July 2, 1996. Therefore, realization of the future tax benefits related to any deferred tax assets is dependent primarily on the Company's ability to generate sufficient taxable income within the net operating loss carryforward period. Due to the inherent uncertainties in estimating future taxable income, the Company provided for a valuation allowance of $24.0 million in fiscal 1997.

    NET INCOME (LOSS)

    Net income was $0.1 million in fiscal 1998, as compared to a net loss of $81.4 million in fiscal 1997 and net income of $25.0 million ($12.6 million on a pro forma basis) in fiscal 1996. In fiscal 1998, the improvement in net income as compared to fiscal 1997 (excluding the restructuring and nonrecurring charges) was primarily attributable to an increased gross profit and lower selling, general and administrative expenses. The net loss in fiscal 1997 was due to the reduced margin in fiscal 1997 compared to fiscal 1996, as well as the restructuring and nonrecurring charges recorded in fiscal 1997, as described above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings under its revolving credit facility. The Company's principal need for funds is to finance working capital (principally inventory and receivables), capital expenditures (including the construction of new shop-in-shops, outlet and full-price free-standing retail stores), and investments in the start-up of new collections and the extension of existing collections. At January 3, 1999, the Company had cash and cash equivalents of $7.4 million compared with $4.5 million at December 28, 1997.

    In September 1996, the Company entered into a $150.0 million revolving credit facility (the "Facility"), which was amended in 1998 and 1997. The Facility expires on January 30, 2001. The Facility includes a $70.0 million subfacility for letters of credit and a $30.0 million subfacility for loans in certain foreign currencies. Borrowings under the Facility bear interest at a fixed spread over the lead bank's prime rate or, at the option of the Company, at a fixed spread over the LIBOR and are limited to a borrowing base calculated on eligible accounts receivable, inventory, and letters of credit, except during certain periods when the borrowings may exceed the borrowing base by certain amounts. The Facility is secured by accounts receivable and inventory of the Company and a pledge of all the equity interests of the subsidiaries of the Company. The Facility includes financial and other restrictive covenants, including a limitation on additional debt which can be incurred and on the amount of dividends which the Company can pay. The Facility is used for working capital requirements and general corporate purposes. At January 3, 1999, there were no amounts outstanding under the current Facility, as compared to $22.3 million for the corresponding prior-year period. The Company also had a $6.7 million note payable to a principal stockholder as of December 28, 1997 which was repaid by the Company during the first quarter of 1998.

    The Company has supplemented its cash flow from operations and bank lines of credit with proceeds from the Offering and its license and strategic alliances. In March 1998, the Company received $15.2 million related to a 16-year exclusive license to import, manufacture, license and/or distribute DONNA KARAN NEW YORK and DKNY products in Japan, with certain exceptions. In January 1998, the Company received from LCI $30.0 million related to the granting of rights for the marketing, distribution, and sale of DKNY JEANS and ACTIVEWEAR apparel products in the Western Hemisphere. In November 1997, the Company received from ELI $25.0 million related to the grant of worldwide rights for the manufacturing, marketing, distribution and sale of beauty and beauty-related products and the sale of certain assets relating to the existing business. Under certain circumstances, the Company is obligated to repay to ELI a portion of these payments plus a penalty amount if certain products are not launched in accordance with an agreed-upon schedule, as a result of the Company's actions or lack thereof.

    Net cash provided by operating activities in fiscal 1998 was $39.5 million, as compared to net cash used in operating activities of $54.9 million in fiscal 1997, and net cash provided by operating activities of $2.2 million in fiscal 1996. The fiscal 1998 increase primarily reflects the Company's increased earnings, the recording of deferred revenues associated with the Company's recent licensing agreements, lower inventory levels, a decrease in deferred income taxes, partially offset by a decrease in accounts payable, accrued expenses, and other current liabilities, an increase in accounts receivable and prepaid expenses and other current assets, and a lesser increase in deposits and other noncurrent assets. For fiscal 1997, the decrease primarily related to reduced earnings (due in part to the recording of restructuring and other charges) and a lesser increase in accounts payable, accrued expenses, and other current liabilities, partially offset by lower deferred taxes, accounts receivable, prepaid expenses and other current assets, and a lesser increase in deposits and other noncurrent assets. Net cash used for investing activities in fiscal 1998 was $7.5 million, as compared to $9.8 million in fiscal 1997 and $16.3 million in fiscal 1996. Net cash used for investing activities primarily reflects the purchase of property and equipment, as well as leasehold improvements during the year. Net cash used for financing activities of $29.1 million in fiscal 1998 primarily relates to the repayment of amounts outstanding under the Company's Facility and the repayment of a note payable to a principal stockholder. Net cash provided by financing activities of $28.7 million and $42.5 million in fiscal 1997 and 1996, respectively, primarily reflects borrowings and proceeds from the issuance of common stock, net of payments of distribution notes, payments of long-term debt, and distributions to partners.

    Capital expenditures amounted to $8.2 million, $9.8 million and $16.3 million in fiscal 1998, 1997 and 1996, respectively. Spending for all three periods primarily reflects expenditures for equipment, machinery, computers, office furniture, leasehold improvements, and outlet stores, and in fiscal 1998 reflects spending for full-price free-standing retail stores. As of January 3, 1999, the Company had outstanding commitments for capital expenditures of approximately $9.7 million.

    The Company uses derivative financial instruments for the purpose of managing its exposure to adverse fluctuations in foreign currency exchange rates. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company conducts business in many foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies, principally the Italian lire, Spanish peseta, Dutch guilder, and Thai baht, have on the Company's costs and cash flows. The Company addresses its risks through a program of risk management, the principal objective of which is to minimize the effect of foreign exchange rate movements on the Company's operating activities.

    The Company enters into forward exchange contracts to hedge inventory purchases, accounts receivable and accounts payable denominated in foreign currencies for periods consistent with its identified exposures. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs. The Company from time to time also enters into purchased foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Any gains realized on such options that qualify as hedges are deferred and recognized in operating income when the underlying hedged transaction occurs. Premiums on foreign currency options are amortized over the period being hedged. Foreign currency transactions that do not qualify as hedges are marked-to-market on a current basis with gains and losses recognized through income and reflected in operating expenses. In addition, any previously deferred gains and losses on hedges that are terminated prior to the transaction date are recognized in current income when the hedge is terminated. The contracts have varying maturities with none exceeding 18 months.

    As a matter of policy, the Company enters into contracts with parties who are major international banks and financial institutions that have at least an "A" (or equivalent) credit rating. The Company's exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote, and in any event, would be immaterial. Costs associated with entering into such contracts have not been material to the Company's financial results. At January 3, 1999, the Company had contracts to exchange foreign currencies in the form of forward exchange contracts in the amount of $71.6 million.

    The Company extends credit to its customers, including those who have accounted for significant portions of the Company's gross revenues. Accordingly, the Company may have significant exposure for accounts receivable from its customers, or group of customers under common ownership. The Company has credit policies and procedures which it uses to manage its credit risk. To further manage its credit risk, the Company insures its accounts receivable under credit risk insurance policies, subject to certain limitations.

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

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company conducts business in many foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on the Company's costs and on the cash flows which it receives from its foreign subsidiaries. The Company believes that currently it has no other material market risk exposures. The Company addresses its risks through a controlled program of risk management that includes the use of derivative financial instruments. The Company primarily enters into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates, and accordingly categorizes these instruments as entered into for purposes other than trading. See Note 4 in the notes to financial statements elsewhere herein.

    The Company uses a value-at-risk model to assess the market risk of its derivative financial instruments. Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors, for a specified time period and confidence level. The Company estimates value-at-risk across all of its derivative financial instruments using a model with historical volatilities and correlations calculated over the past 250-day period. At January 3, 1999, the Company's measured value-at-risk from holding such derivative instruments was immaterial, using a variance/co-variance model with a 95 percent confidence level and assuming normal market conditions.

    The Company's calculated value-at-risk exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of derivative financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may or may not occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures and the timing thereof, and changes in the Company's portfolio of derivative financial instruments during the year.

    The Company believes however, that any loss incurred would be offset by the effects of currency movements on the respective underlying transaction for which the hedge is intended.

OUTLOOK

    The Company continues to invest in additional full-price free-standing retail stores, expand its licensing activities, implement its strategic plan, and respond to external market conditions and, as a result, selling, general and administrative expenses are expected to increase as a percent of net revenues in fiscal 1999 and thereafter.

    In fiscal 1998 and fiscal 1997, wholesale net revenues from sales to the Asian region represented approximately 11.7% and 18.2%, respectively, of the Company's total wholesale net revenues, including approximately 8.9% and 11.9% to Japan, respectively, and approximately 2.7% and 6.3%, respectively, to other areas in Asia. The Company has continued to experience a declining sales trend in sales to the Asian region in fiscal 1998 as compared to fiscal 1997, which the Company believes was due, in part, to the general economic conditions in Asia and currency fluctuations. The Company anticipates that the region will continue to be a difficult market for the Company's businesses.

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

YEAR 2000

    The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including purchasing, inventory management, pricing, sales, shipping, and financial reporting, as well as in various administrative functions. The Company is in the process of addressing the Year 2000 issue, and as a result of this process, the Company has identified three phases of its Year 2000 project: i) inventory, ii) assessment, and iii) remediation and testing. As of January 3, 1999, the Company has completed its inventory and assessment of substantially all internal computer systems and application software, and plans for establishing compliance have been developed. These plans include, among other things: which non-compliant hardware and software will be remediated, upgraded, or replaced, the timetable and resources (both internal and external) required to achieve those objectives, and the estimated costs. The Company currently expects to complete remediation and testing of its internal systems during the summer of 1999.

    The Company has identified those items which may require remediation. Additionally, the Company has initiated formal communications with its significant vendors, customers, and financial institutions to determine their Year 2000 state of readiness and the extent to which the failure of any of those systems may otherwise impact the Company's operations. This communication and evaluation process is ongoing.

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

    The Company currently believes that it is difficult to identify its most reasonably likely worst case Year 2000 scenario. However, a reasonable worst case scenario would be the result of failures of third parties that would continue for more than several days in various geographic areas in which the Company's products are produced and sold. Continuing failures in these areas which could affect the manufacture of Company products or limit the consumers' ability to purchase the Company's products, would most likely have a material adverse effect on the Company's results of operations. The extent of such impact cannot be reasonably estimated at this time. The Company is currently evaluating its alternatives with respect to contingency plans to limit, to the extent possible, the effect of Year 2000 issues on the Company's results of operations. Any such plans would necessarily be limited to situations over which the Company can be reasonably expected to control.

    The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's estimates. The Company currently believes that the Year 2000 issue will not pose significant operational problems for its computer systems. However, if the required modifications and conversions are not made, or are not completed on a timely basis, or the systems from third parties (i.e. suppliers, customers, and financial institutions) with whom the Company relies on directly, or indirectly, to be Year 2000 compliant, are not operational, the Year 2000 could have a material adverse effect on the Company's future results of operations.

EURO CONVERSION

    As part of the European Economic and Monetary Union (EMU), a single currency (the "Euro") will replace the national currencies of most of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating countries' national currencies were fixed irrevocably as of January 1, 1999, with the participating national currencies being removed from circulation between January 1 and June 30, 2002 and replaced by Euro notes and coinage. During the "transition period" from January 1, 1999 through December 31, 2001, public and private entities as well as individuals may pay for goods and services using either checks, drafts, or wire transfers denominated in Euro or the participating country's national currency.

    Under the regulations governing the transition to a single currency, there is a "no compulsion, no prohibition" rule which states that no one is obliged to use the Euro until the notes and coinage have been introduced on January 1, 2002. The Company is studying the impact of the Euro on its business and believes it will be able to conduct transactions in the Euro by January 1, 2002. Full conversion of operations to the Euro is expected to be completed by the time national currencies are removed from circulation. The anticipated cost related to software and business process conversion to the Euro is currently not expected to be material.

ACCOUNTING STANDARDS

    In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-5 "Reporting on the Costs of Start-up Activities." This statement establishes accounting standards for the costs of start-up activities, and requires that all such costs be expensed as incurred. SOP No. 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company is currently evaluating the impact SOP No. 98-5 will have on its financial statements.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments. SFAS No. 133 is effective after June 15, 1999 and requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company has not yet determined the effects, of adopting SFAS No. 133, will have on its financial position or the results of its operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information required by this item is set forth in Item 7 under the heading "Derivative Financial Instruments" and in Note 4 to the Company's financial statements included in this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

    Information with respect to Directors of the Company which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 1999 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    Information called for by this Item 11 is incorporated by reference to the information set forth under the heading "Executive Compensation" in the Company's 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information called for by this Item 12 is incorporated by reference to the information set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors," "Employment Arrangements," and "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

        1.  Financial Statements-See "Index to Financial Statements"

        2. Financial Statement Schedule-Schedule II Valuation and Qualifying Accounts and Reserves

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

        3.  Exhibits--see "Exhibit Index"

    (b) The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.

                         DONNA KARAN INTERNATIONAL INC.

                         INDEX TO FINANCIAL STATEMENTS

      YEARS ENDED JANUARY 3, 1999, DECEMBER 28, 1997 AND DECEMBER 29, 1996

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Auditors.............................................................................         F-2
Statements of Operations for the years ended January 3, 1999, December 28, 1997 and December 29, 1996......         F-3
Balance Sheets as of January 3, 1999 and December 28, 1997.................................................         F-4
Statements of Stockholders' Equity and Partners' Capital for the years ended January 3, 1999, December 28,
  1997 and December 29, 1996...............................................................................         F-5
Statements of Cash Flows for the years ended January 3, 1999, December 28, 1997 and December 29, 1996......         F-6
Notes to Financial Statements..............................................................................         F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors of
Donna Karan International Inc.

    We have audited the consolidated balance sheets of Donna Karan International Inc. and subsidiaries (the "Company") as of January 3, 1999 and December 28, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. We have also audited the combined balance sheet of The Donna Karan Company and affiliates as of December 29, 1996, and the related combined statements of operations, stockholders' equity and partners' capital and cash flows for the year then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Donna Karan International Inc. as of January 3, 1999 and December 28, 1997, and the consolidated results of their operations and their cash flows for the years then ended and the combined results of operations and cash flows of The Donna Karan Company and affiliates for the year ended December 29, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
March 24, 1999

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS

                                                                                        YEAR ENDED
                                                                         ----------------------------------------
                                                                          JANUARY 3,   DECEMBER 28,  DECEMBER 29,
                                                                             1999          1997          1996
                                                                         ------------  ------------  ------------
                                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
NET REVENUES...........................................................  $    622,646   $  638,725    $  612,840
Cost of sales..........................................................       468,559      517,318       412,064
                                                                         ------------  ------------  ------------
GROSS PROFIT...........................................................       154,087      121,407       200,776
Selling, general, and administrative expenses..........................       152,089      204,088       187,474
Restructuring (credits) charges........................................          (267)       8,635            --
                                                                         ------------  ------------  ------------
OPERATING INCOME (LOSS)................................................         2,265      (91,316)       13,302
Other income (expense):
  Equity in (loss) earnings of affiliate...............................           (65)       1,435         3,089
  Interest income......................................................           599          560           548
  Interest expense.....................................................        (2,649)      (3,075)       (7,125)
  Interest expense on distribution notes...............................            --           --        (1,957)
  Gain on sale of interests in affiliates..............................            88           --            --
                                                                         ------------  ------------  ------------
INCOME (LOSS) BEFORE INCOME TAXES......................................           238      (92,396)        7,857
Provision (benefit) for income taxes...................................           110      (11,034)      (17,179)
                                                                         ------------  ------------  ------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK.........................  $        128   $  (81,362)   $   25,036
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
Net income (loss) per common share (Note 1):
  Basic................................................................  $        .01   $    (3.78)           --
  Diluted..............................................................  $        .01   $    (3.78)           --

Weighted average common shares outstanding (Note 1):
  Basic................................................................    21,598,264   21,512,050            --
  Diluted..............................................................    21,631,664   21,512,050            --

Pro forma--unaudited
Historical income before income taxes..................................                               $    7,857
Pro forma adjustments other than income taxes..........................                                    1,436
                                                                                                     ------------
Pro forma income before income taxes...................................                                    6,421
Pro forma provision for income taxes...................................                                    3,537
                                                                                                     ------------
Pro forma net income...................................................                               $    2,884
                                                                                                     ------------
                                                                                                     ------------
Pro forma net income per share.........................................                               $     0.02
                                                                                                     ------------
                                                                                                     ------------
Pro forma weighted average common shares outstanding...................                               18,742,533
                                                                                                     ------------
                                                                                                     ------------

                       See notes to financial statements

                         DONNA KARAN INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                                         JANUARY 3,  DECEMBER 28,
                                                                                            1999         1997
                                                                                         ----------  ------------
                                                                                              (IN THOUSANDS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents............................................................  $    7,448   $    4,537
  Accounts receivable, net of allowances of $29,872 and $52,035 respectively...........      70,977       68,138
  Inventories..........................................................................      89,825      112,366
  Deferred income taxes................................................................      24,688       33,474
  Prepaid expenses and other current assets............................................      18,860       12,248
                                                                                         ----------  ------------
    TOTAL CURRENT ASSETS...............................................................     211,798      230,763
Property and equipment, at cost--net...................................................      33,675       31,005
Deferred income taxes..................................................................      17,052        7,278
Deposits and other noncurrent assets...................................................      16,204       18,442
                                                                                         ----------  ------------
                                                                                         $  278,729   $  287,488
                                                                                         ----------  ------------
                                                                                         ----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.....................................................................  $   59,266   $   61,013
  Accrued expenses and other current liabilities.......................................      60,864       60,747
  Note payable to principal stockholder................................................          --        6,700
  Borrowing under revolving line of credit.............................................          --       22,314
                                                                                         ----------  ------------
    TOTAL CURRENT LIABILITIES..........................................................     120,130      150,774
Deferred income........................................................................      36,495       14,250
Commitments and contingencies
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 35,000,000 shares authorized, 21,599,264 shares at
    January 3, 1999, and 21,597,764 shares at December 28, 1997 issued and
    outstanding........................................................................         216          216
  Common stock class A, $0.01 par value, 18 shares authorized, issued and
    outstanding........................................................................          --           --
  Common stock, class B, $0.01 par value, 2 shares authorized, issued and
    outstanding........................................................................          --           --
  Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued and
    outstanding........................................................................          --           --
  Additional paid-in capital...........................................................     188,479      188,491
  Retained deficit.....................................................................     (63,747)     (63,875)
  Accumulated other comprehensive income...............................................      (1,206)        (455)
                                                                                         ----------  ------------
                                                                                            123,742      124,377
  Less: Treasury stock, at cost (18,770 shares and 20,270 shares, respectively)........        (443)        (479)
      Unearned compensation............................................................      (1,195)      (1,434)
                                                                                         ----------  ------------
    Total stockholders' equity.........................................................     122,104      122,464
                                                                                         ----------  ------------
                                                                                         $  278,729   $  287,488
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                       See notes to financial statements

                         DONNA KARAN INTERNATIONAL INC.

            STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL

                                                                          JANUARY 3,  DECEMBER 28,  DECEMBER 29,
                                                                             1999         1997          1996
                                                                          ----------  ------------  ------------
                                                                                      (IN THOUSANDS)
Common stock, beginning of year.........................................  $      216   $      215    $       --
Reorganization..........................................................          --           --           106
Issuance of common stock................................................          --           --           108
Stock bonus award.......................................................          --           --             1
Stock award.............................................................          --            1            --
                                                                          ----------  ------------  ------------
Common stock, end of year (1)...........................................         216          216           215
                                                                          ----------  ------------  ------------

Paid-in capital, beginning of year......................................     188,491      186,899            --
Reorganization..........................................................          --           --       (51,534)
Issuance of common stock................................................          --           --       235,912
Stock bonus award.......................................................          --           --         2,521
Stock award.............................................................         (12)       1,592            --
                                                                          ----------  ------------  ------------
Paid-in capital, end of year (1)........................................     188,479      188,491       186,899
                                                                          ----------  ------------  ------------

Retained earnings (deficit) and partners' capital,
  beginning of year.....................................................     (63,875)      17,487        79,748
Reorganization..........................................................          --           --        52,574
Payment of distribution notes...........................................          --           --      (114,484)
Distribution to partners................................................          --           --       (25,387)
Net income (loss) (2)...................................................         128      (81,362)       25,036
                                                                          ----------  ------------  ------------
Retained earnings (deficit), end of year (1)............................     (63,747)     (63,875)       17,487
                                                                          ----------  ------------  ------------

Treasury stock, beginning of year.......................................        (479)        (479)         (479)
Stock award.............................................................          36           --            --
                                                                          ----------  ------------  ------------
Treasury stock, end of year (1).........................................        (443)        (479)         (479)
                                                                          ----------  ------------  ------------

Unearned compensation, beginning of year................................      (1,434)          --            --
Stock award.............................................................         239       (1,434)           --
                                                                          ----------  ------------  ------------
Unearned compensation, end of year (1)..................................      (1,195)      (1,434)           --
                                                                          ----------  ------------  ------------

Accumulated other comprehensive income, beginning of year...............        (455)        (331)          (48)
Foreign currency translation, adjustments (2)...........................        (751)        (124)         (283)
                                                                          ----------  ------------  ------------
Accumulated other comprehensive income, end of year(1)..................      (1,206)        (455)         (331)
                                                                          ----------  ------------  ------------

Comprehensive (loss) income.............................................  $     (623)  $  (81,486)   $   24,753
                                                                          ----------  ------------  ------------
                                                                          ----------  ------------  ------------
TOTAL STOCKHOLDERS' EQUITY..............................................  $  122,104   $  122,464    $  203,791
                                                                          ----------  ------------  ------------
                                                                          ----------  ------------  ------------

------------------------

(1) Total stockholders' equity is comprised of these items.

(2) Comprehensive (loss) income is comprised of these items.

                       See notes to financial statements

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED
                                                                           ---------------------------------------
                                                                           JANUARY 3,   DECEMBER 28,  DECEMBER 29,
                                                                              1999          1997          1996
                                                                           -----------  ------------  ------------
                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss)......................................................   $     128    $  (81,362)   $   25,036
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities, as adjusted for effect of sale of interests in Donna Karan Japan:
      Depreciation and amortization......................................      11,169        13,115        11,309
      Amortization of deferred income....................................      (7,956)           --            --
      Provision for bad debts............................................       1,544           843            62
      Equity in (loss) earnings of affiliate.............................          65         1,244        (1,734)
      Deferred taxes.....................................................        (989)       (9,439)      (29,631)
      Stock award grant..................................................          --            --         2,522
      Provision for restricted stock compensation........................         239           159            --
      Gain on sale of affiliate..........................................         (88)           --            --
      Write-off of property, plant and equipment.........................          --         3,301            --
      Restructuring (credits) charges....................................        (267)           --            --
      Treasury stock used for restricted stock grants....................          24            --            --
  Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable.........................      (4,383)        4,789       (11,601)
      Decrease (increase) in inventories.................................      22,541       (11,686)      (15,308)
      (Increase) decrease in prepaid expenses and other current assets...      (6,790)        2,218        (5,822)
      Increase in deposits and other noncurrent assets...................      (3,508)       (6,368)      (10,619)
      (Decrease) increase in accounts payable, accrued expenses, and
        other current liabilities........................................      (8,616)       28,264        37,995
      Increase in deferred income........................................      36,360            --            --
                                                                           -----------  ------------  ------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES................      39,473       (54,922)        2,209
                                                                           -----------  ------------  ------------
INVESTING ACTIVITIES
  Proceeds from sale of affiliate........................................         646            --            --
  Purchase of property and equipment.....................................      (8,158)       (9,823)      (16,262)
                                                                           -----------  ------------  ------------
      NET CASH (USED IN) INVESTING ACTIVITIES............................      (7,512)       (9,823)      (16,262)
                                                                           -----------  ------------  ------------
FINANCING ACTIVITIES
  Net (repayment) proceeds of revolving credit facility..................     (22,314)       22,314        (7,961)
  (Repayment) proceeds of note payable to principal......................      (6,700)        6,700            --
  Payments under capital lease...........................................         (36)         (282)         (259)
  Payments of long-term debt.............................................          --            --       (45,000)
  Payments of distribution notes.........................................          --            --      (114,484)
  Issuance of common stock...............................................          --            --       236,020
  Purchase of treasury stock.............................................          --            --          (479)
  Distributions to partners..............................................          --            --       (25,387)
                                                                           -----------  ------------  ------------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES................     (29,050)       28,732        42,450
                                                                           -----------  ------------  ------------
NET INCREASE (DECREASE) IN CASH..........................................       2,911       (36,013)       28,397
CASH AT BEGINNING OF YEAR................................................       4,537        40,550        12,153
                                                                           -----------  ------------  ------------
CASH AT END OF YEAR......................................................   $   7,448    $    4,537    $   40,550
                                                                           -----------  ------------  ------------
                                                                           -----------  ------------  ------------

                       See notes to financial statements

                         DONNA KARAN INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying financial statements include the accounts of Donna Karan International Inc. and subsidiaries ("DKI" or the "Company"). In July 1996, in connection with the Company's initial public offering (the "Offering"), the former principals of the Predecessor Company (as hereinafter defined) and certain of their affiliates simultaneously contributed to DKI all of the outstanding stock and partnership interests in the Predecessor Company, in exchange for common stock of DKI (the "Reorganization"). The accompanying financial statements include the results of operations of DKI for the fiscal year ended January 3, 1999, and December 28, 1997, and for the period from July 3, 1996 through December 29, 1996, of DKI, as well as all entities that were included in the Predecessor Company, except for Takihyo Fashion Company, L.P., Takihyo Design Company, L.P., TFT Store Company, L.P., TFT Shoe Company, L.P. and TFT Japan Company L.P., all of which were dissolved in connection with the Reorganization. All companies other than The Donna Karan Company, Donna Karan Studio, The Donna Karan Company Store, G.P., DK Footwear Partners, Donna Karan Canada Inc., Donna Karan (H.K.) Limited, Donna Karan Italy, S.R.L., Donna Karan Italy Shoe Company, S.R.L., and Donna Karan Japan ("DKJ") are intermediate United States holding companies. All significant intercompany balances and transactions have been eliminated. The equity method of accounting was used for DKJ since the date the Company sold 70% of it's interest to a nonaffiliated party and until March 1998, when the Company and such nonaffiliated party sold all of their remaining outstanding shares to a subsidiary of Onward Kashiyama Co. Ltd., a Japanese public company (see Note 7).

    For the period from January 1, 1996 to July 2, 1996, the accompanying financial statements include the results of operations of The Donna Karan Company, Donna Karan Studio, The Donna Karan Company Store, G.P., DK Footwear Partners, Takihyo Fashion Company, L.P., Takihyo Design Company, L.P., TFT Store Company, L.P., TFT Shoe Company, L.P., TFT Japan Company, L.P., and DSTF Japan Company, which were affiliated general and limited partnerships; Gabby Apparel, Inc., Tolara Tetragon Inc., Full Requirements Merchandising, Inc., The Donna Karan Store Corporation, Tomio Tangents, Inc., Formal Reserve Management, Inc., DK Shoe Corp., Tangents Two, Inc., First Run Management, Inc., Gabrielle Japan, Inc., TT DK Japan, Inc., and FM DK Japan, Inc., which were affiliated United States corporations; Donna Karan Canada Inc., Donna Karan (H.K.) Limited, Donna Karan Italy, S.R.L., and Donna Karan Italy Shoe Company, S.R.L., which were foreign corporations (together, the "Predecessor Company").

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

    The Company's fiscal year consists of the 52- or 53-week period ending on the Sunday nearest December 31, with fiscal 1998 consisting of a 53-week year and fiscal 1997 and fiscal 1996 consisting of a 52-week year.

    Certain amounts in the financial statements of prior years have been reclassified to conform to the current year presentation for comparative purposes.

                         DONNA KARAN INTERNATIONAL INC.

NOTE 1.--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    STATEMENT OF OPERATIONS PRESENTATION

    The statement of operations of the Company for fiscal 1996 reflects the results of operations of the Predecessor Company for the period from January 1, 1996 through July 2, 1996 and the results of operations of the Company from July 3, 1996 (the date of the consummation of the Offering) through December 29, 1996.

    Selected statement of income data for fiscal 1996 are as follows (the date of the Offering has been deemed to be July 1, 1996):

                                  JANUARY 1,      JULY 1,        YEAR ENDED
                                      TO             TO         DECEMBER 29,
                                   JUNE 30,     DECEMBER 29,        1996
                                     1996           1996        CONSOLIDATED
                                  -----------  --------------  --------------
                                                (IN THOUSANDS)
Net revenues....................   $ 277,226     $  335,614      $  612,840
                                  -----------  --------------  --------------
Gross profit....................   $  90,006     $  110,770      $  200,776
                                  -----------  --------------  --------------
Operating income................   $  12,563     $      739      $   13,302
Other expense, net..............      (4,569)          (876)         (5,445)
                                  -----------  --------------  --------------
Income (loss) before income
  taxes.........................       7,994           (137)          7,857
Provision (benefit) for income
  taxes.........................         445        (17,624)        (17,179)
                                  -----------  --------------  --------------
Net income......................   $   7,549     $   17,487      $   25,036
                                  -----------  --------------  --------------
                                  -----------  --------------  --------------

    PRO FORMA ADJUSTMENTS (UNAUDITED)

    The pro forma financial information on the income statement presents the effects on the historical financial statements of certain transactions as if they had occurred January 1, 1996. These adjustments are: (i) increased royalty expense to be paid to a corporation owned by two of the Company's principal stockholders and their affiliated trusts pursuant to a licensing agreement of $7.2 million, (ii) reduced levels of compensation for two of the Company's executives pursuant to their employment agreements of $1.5 million, (iii) reduction in interest costs assuming the application of the proceeds from the Offering to reduce the actual outstanding indebtedness under the Company's credit agreement of $3.5 million, (iv) reduction in amortization of deferred financing costs which would have been written off in connection with repayment of outstanding indebtedness under the Company's credit agreement of $0.8 million, and (v) increase in income taxes of $20.7 million, as if the Company had been subject to Federal and additional state income taxes for the entire period (see Note 14).

    PRO FORMA NET INCOME PER COMMON SHARE

    Pro forma net income per common share for fiscal 1996 is based on the weighted average of 10,612,934 shares of common stock outstanding prior to the Offering increased by (a) the sale of 8,578,825 shares of common stock as a result of the Offering and (b) 105,100 shares of common stock which the Company awarded to certain employees pursuant to the Company's 1996 Stock Incentive Plan for the period prior to the Offering, and 21,468,034 shares for the period subsequent to the Offering. The net income used in the calculation of pro forma per share information excludes the reduction of interest costs of $3.5 million, the reduction in amortization of deferred financing costs of $0.8 million, and the related tax

                         DONNA KARAN INTERNATIONAL INC.

NOTE 1.--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

effect of $1.8 million. In fiscal 1996, basic and diluted pro forma earnings per share amounts are the same, since there was no dilutive effect of options outstanding.

    Supplementary pro forma earnings per share for fiscal 1996 was $0.14. Supplemental pro forma net income per share for fiscal 1996 is based on the weighted average of 10,612,934 shares of common stock outstanding prior to the Offering increased by (a) the sale of 8,578,825 shares of common stock as a result of the Offering and (b) 105,100 shares of common stock which the Company awarded to certain employees pursuant to the Company's 1996 Stock Incentive Plan for the period prior to the Offering, and 21,468,034 shares for the period subsequent to the Offering.

    NET INCOME (LOSS) PER COMMON SHARE

    In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." In accordance with the requirements of SFAS No. 128, net income (loss) per common share amounts ("basic EPS") were computed by dividing net income (loss), by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net income
(loss) per common share amounts assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the statements of operations. Income (loss) per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128.

    Reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                                                      JANUARY 3,  DECEMBER 28,
                                                                                                         1999         1997
                                                                                                      ----------  ------------
                                                                                                       (IN THOUSANDS, EXCEPT
                                                                                                            SHARE DATA)
NUMERATOR:
Net income (loss) attributable to common stock......................................................  $      128   $  (81,362)
                                                                                                      ----------  ------------
                                                                                                      ----------  ------------
DENOMINATOR:
Weighted average common shares outstanding--
  Basic.............................................................................................  21,598,264   21,512,050
Effect of dilutive securities: stock options........................................................      33,400           --
                                                                                                      ----------  ------------
Weighted average common shares outstanding--
  Diluted...........................................................................................  21,631,664   21,512,050
                                                                                                      ----------  ------------
Basic EPS...........................................................................................  $     0.01   $    (3.78)
                                                                                                      ----------  ------------
                                                                                                      ----------  ------------
Diluted EPS.........................................................................................  $     0.01   $    (3.78)
                                                                                                      ----------  ------------
                                                                                                      ----------  ------------

    Options to purchase 1,741,500 shares of common stock at various prices outstanding during 1997 were not included in the calculation of earnings per share because the effect would have been antidilutive.

                         DONNA KARAN INTERNATIONAL INC.

NOTE 1.--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    INVENTORIES

    Inventory only includes those items considered saleable or usable in future periods, and is stated at the lower of cost or market, with cost being determined on the first-in, first-out method.

                                                                                                      JANUARY 3,   DECEMBER 28,
                                                                                                         1999          1997
                                                                                                      ----------   ------------
                                                                                                           (IN THOUSANDS)
Raw materials.......................................................................................   $ 6,588       $ 10,306
Work in process.....................................................................................     4,654         11,316
Finished goods......................................................................................    78,583         90,744
                                                                                                      ----------   ------------
                                                                                                       $89,825       $112,366
                                                                                                      ----------   ------------
                                                                                                      ----------   ------------

    PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost less accumulated depreciation. For financial statement purposes depreciation of machinery, equipment and fixtures, including amounts accounted for under capital leases, is computed using straight-line and accelerated methods based on their estimated useful lives, which range from 5 to 7 years. Leasehold improvements are amortized on a straight-line basis over the lease term, which in certain instances include the anticipated renewal period. The Company's share of the cost of constructing in-store shop displays is capitalized and amortized using the straight-line method over their estimated useful lives of 4 years. The Company's share of the cost of constructing full-price free-standing retail stores under license agreements is capitalized and amortized on a straight-line basis over their estimated useful lives of 8 years. At January 3, 1999 and December 28, 1997, the unamortized balance of these costs of $12.8 million and $11.5 million, respectively, was included in "Deposits and other noncurrent assets" in the accompanying balance sheets. Amortization expense of these costs for fiscal 1998, 1997 and 1996 amounted to approximately $4.4 million, $4.2 million and $1.4 million, respectively. Major additions and betterments are capitalized and repairs and maintenance are charged to operations in the period incurred.

    Major classes of property and equipment consist of the following:

                                                                                                      JANUARY 3,   DECEMBER 28,
                                                                                                         1999          1997
                                                                                                      ----------   ------------
                                                                                                           (IN THOUSANDS)
Machinery, equipment and fixtures...................................................................   $25,443       $20,314
Property and equipment under capital leases.........................................................        --         1,207
Leasehold improvements..............................................................................    44,924        40,688
                                                                                                      ----------   ------------
                                                                                                        70,367        62,209
Less accumulated depreciation and amortization......................................................   (36,692)      (31,204)
                                                                                                      ----------   ------------
                                                                                                       $33,675       $31,005
                                                                                                      ----------   ------------
                                                                                                      ----------   ------------

    Depreciation and amortization of property and equipment amounted to $5.5 million, $7.9 million, and $6.4 million for fiscal 1998, 1997, and 1996, respectively.

                         DONNA KARAN INTERNATIONAL INC.

NOTE 1.--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    REVENUE RECOGNITION

    Revenues from merchandise sales are recognized upon shipment of products to the customer or, in the case of sales by Company-owned stores, when payment is received. The Company reports its sales on a net basis, which is computed by deducting from gross sales the amount of actual returns and the amount of estimated returns established at the time of sales, for anticipated returns. Income from licensing agreements is recognized when earned and is included in net revenues.

    ADVERTISING AND PROMOTION

    Costs associated with the production of advertising are expensed upon the first showing of the related advertisement, which is generally less than six months after the production costs are incurred. At January 3, 1999 and December 28, 1997, advertising costs totaling $2.6 million and $0.9 million, respectively, were included in "Prepaid expenses and other current assets" in the accompanying balance sheets. Advertising, marketing, and public relations expenses, including costs related to the Company's Creative Services Department, for fiscal 1998, 1997 and 1996 were $36.2 million, $53.0 million and $53.2 million, respectively. Advertising, marketing, and public relations expenses, including costs related to the Company's Creative Services Department, exclusive of the beauty business, were $41.6 million and $38.3 million, for fiscal 1997 and 1996, respectively.

    COMPREHENSIVE (LOSS) INCOME

    In fiscal 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No.130 establishes standards for the reporting and display of comprehensive (loss) income and its components in a full set of financial statements. Comprehensive (loss) income as reported by the Company, is comprised of net income (loss) and other comprehensive (loss) income, which contains gains or losses from foreign currency translation, and is reflected in the Company's Statements of Stockholders' Equity and Partners' Capital (see Note 15).

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents includes $5.4 million of short-term deposits at January 3, 1999.

    STATEMENT OF CASH FLOWS

    Supplemental disclosures of cash flow information:

                                                       YEAR ENDED
                                         ---------------------------------------
                                                         DECEMBER     DECEMBER
                                          JANUARY 3,        28,          29,
                                             1999          1997         1996
                                         -------------  -----------  -----------
                                                     (IN THOUSANDS)
Cash paid during the year for:
  Interest.............................    $   1,507     $   2,369    $   6,594
                                              ------    -----------  -----------
                                              ------    -----------  -----------
  Taxes................................    $   6,174     $   5,605    $   5,884
                                              ------    -----------  -----------
                                              ------    -----------  -----------

                         DONNA KARAN INTERNATIONAL INC.

NOTE 1.--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

    For foreign operations, local currencies are considered the functional currency. All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while results of operations are translated at weighted average rates of exchange for the year. Unrealized translation gains or losses are generally reported in stockholders' equity as accumulated other comprehensive (loss) income. Such adjustments amounted to approximately $0.8 million and $0.1 million of unrealized translation losses in fiscal 1998 and fiscal 1997, respectively. Gains and losses from foreign currency transactions are included in other comprehensive (loss) income (see
Note 15).

    The Company enters into forward exchange contracts and purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. These financial instruments are designed to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of business. The Company does not engage in speculation. Gains and losses on foreign exchange contracts which hedge exposures on firm foreign currency commitments are deferred and recognized as adjustments to the bases of those assets. For fiscal 1998, 1997 and 1996, gains and losses on foreign exchange contracts were not material (see Note 4).

    MANAGEMENT ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. Actual results could differ from those estimates and assumptions.

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In August 1998, The Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-5 "Reporting on the Costs of Start-up Activities." This statement establishes accounting standards for the costs of start-up activities and requires that all such costs be expensed as incurred. SOP No. 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company is currently evaluating the impact SOP No. 98-5 will have on its financial statements.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments. SFAS No. 133 is effective after June 15, 1999 and requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company has not yet determined what the effect of adopting SFAS No. 133 will have on its financial position or the results of its operations.

NOTE 2.--INITIAL PUBLIC OFFERING

    Effective July 3, 1996, the Company sold 10,750,000 shares of its common stock in the Offering. Net proceeds of the Offering, after deducting underwriting discounts and commissions and professional fees, aggregated $236.0 million. Proceeds of the Offering were used to retire distribution notes and accrued interest thereon totaling approximately $116.4 million, to repay the Predecessor Company's term loans and the revolving line of credit which totaled approximately $76.8 million, to pay a certain one-time bonus

                         DONNA KARAN INTERNATIONAL INC.

NOTE 2.--INITIAL PUBLIC OFFERING (CONTINUED)

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

    In connection with the Offering, the Board of Directors of the Company granted awards of an aggregate of 105,100 shares of DKI's common stock under the Company's 1996 Stock Incentive Plan to certain employees of the Company and DKJ. This award, which was treated as compensation expense, amounted to $2.5 million. In connection with this award, the Company offered to purchase back from these employees the approximate number of shares, at the initial offering price, needed to be sold to satisfy personal income taxes on this award. As part of this arrangement, the Company purchased 20,270 shares of common stock, which are being held in treasury, at cost.

NOTE 3.--BORROWINGS

    With the proceeds of the Offering, the Company repaid all amounts due under its then existing credit facility, and in September 1996, the Company entered into a new $150.0 million, revolving Credit Facility as amended during 1997 and in 1998 (the "Facility"). The Facility expires on January 30, 2001. Direct borrowings under the Facility bear interest at a fixed spread over the lead bank's prime rate or, at the option of the Company, at a fixed spread over the LIBOR and are limited to a borrowing base calculated on eligible accounts receivable, inventory, and letters of credit, except during certain periods when the borrowings may exceed the borrowing base by certain amounts. At January 3, 1999, the weighted average interest rate on the outstanding balance was 9.7%. The Facility is secured by accounts receivable and inventory of the Company, as well as a pledge of all equity interests of the subsidiaries of the Company. The Facility also contains certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and restrict investments, incurrence of additional indebtedness, and payment of dividends.

    In connection with the Facility, the Company incurred certain financing costs which were deferred and are being amortized over the remaining term of the Facility. At January 3, 1999, and December 28, 1997 unamortized financing costs of approximately $1.5 million were included in "Deposits and other noncurrent assets" in the accompanying balance sheets. Amortization of deferred financing costs of approximately $1.3 million, $0.6 million and $3.5 million in fiscal 1998, 1997 and 1996, respectively, were included in interest expense.

    Letters of credit outstanding were approximately $56.0 million and $48.8 million at January 3, 1999 and December 28, 1997, respectively.

NOTE 4.--FINANCIAL INSTRUMENTS

    DERIVATIVE FINANCIAL INSTRUMENT RISK

    The Company selectively uses a combination of derivative financial instruments to maintain the value-at-risk inherent in its foreign currency exposures within acceptable parameters, as determined by

                         DONNA KARAN INTERNATIONAL INC.

NOTE 4.--FINANCIAL INSTRUMENTS (CONTINUED)

senior management. The purpose of this approach is to reduce the Company's exposure to market risk resulting from fluctuations in foreign exchange rates. Derivative financial instruments currently utilized by the Company are principally forward exchange contracts. Substantially all hedges are executed centrally to facilitate the netting of offsetting currency exposures, to ensure control over the use of derivative financial instruments and to minimize transaction costs. The Company does not hold or enter into financial instruments for trading or speculative purposes.

    The Company has a policy of only entering into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. Management believes that risk of loss is remote and in any event would be immaterial.

    FOREIGN EXCHANGE RISK MANAGEMENT

    The Company enters into forward exchange contracts to hedge inventory purchases, accounts receivable and accounts payable denominated in foreign currencies for periods consistent with its identified exposures. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs. The Company also enters into purchased foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Any gains realized on such options that qualify as hedges are deferred and recognized in operating income when the underlying hedged transactions occurs. Foreign currency transactions, which do not qualify as hedges, are marked-to-market on a current basis with associated gains and losses reflected in operating income. In addition, any previously deferred gains and losses on hedges which are terminated prior to the transaction date are recognized in current income when the hedge is terminated. The contracts have varying maturities with none exceeding 18 months. Foreign currencies exchanged under these contracts are principally the Italian Lira, Spanish Peseta, Dutch Guilder and Thai Baht.

    Deferred unrealized gains and losses from derivative financial instruments consist of the following:

                                                                    JANUARY 3, 1999                    DECEMBER 28, 1997
                                                           ---------------------------------  -----------------------------------
                                                           NOTIONAL                           NOTIONAL
(IN THOUSANDS)                                              AMOUNTS      GAINS      LOSSES     AMOUNTS      GAINS       LOSSES
---------------------------------------------------------  ---------  -----------  ---------  ---------  -----------  -----------
Forward exchange contracts...............................  $  71,556   $      17   $   2,913  $  27,455   $     210    $     912
Foreign currency options.................................         --          --          --      2,250          --           --

                         DONNA KARAN INTERNATIONAL INC.

NOTE 4.--FINANCIAL INSTRUMENTS (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Cash and cash equivalents:

       The carrying amount approximated fair value, primarily because of the short maturity of cash equivalent instruments.

    Borrowing under revolving line of credit and note payable to principal stockholder:

        The fair value of the Company's debt approximates its carrying value.

    Foreign currency options and forward exchange contracts:

       The fair value of foreign currency options and forward exchange contracts is the estimated amount the Company would receive or pay to terminate the agreements.

    The estimated fair values of the Company's financial instruments are as follows:

                                                                          JANUARY 3, 1999       DECEMBER 28, 1997
                                                                       ----------------------  --------------------
                                                                       CARRYING      FAIR      CARRYING     FAIR
                                                                        AMOUNT       VALUE      AMOUNT      VALUE
                                                                       ---------  -----------  ---------  ---------
                                                                                      (IN THOUSANDS)
NONDERIVATIVES
Cash and cash equivalents............................................  $   7,448   $   7,448   $   4,537  $   4,537
Borrowing under revolving line of credit.............................         --          --      22,314     22,314
Note payable to principal stockholder................................         --          --       6,700      6,700

DERIVATIVES
Forward exchange contracts...........................................  $  71,556   $  68,660   $  27,455  $  26,753
Foreign currency options.............................................         --          --       2,250      2,250

NOTE 5.--EMPLOYEE BENEFIT PLANS

    The Company is required to make contributions to a multi-employer union pension and health and welfare plan. These payments are based on wages paid to the Company's union employees and amounts paid to contractors utilized by the Company. The Company does not participate in the management of the plans and has not been furnished with any information with respect to the type of benefits provided, vested and nonvested benefits or plan assets. Health and welfare plan expense approximated $1.7 million, $2.4 million and $2.1 million for fiscal 1998, 1997, and 1996, respectively. Pension expense approximated $0.7 million, $1.1 million and $0.9 million for fiscal 1998, 1997, and 1996, respectively. Separate actuarial calculations regarding the Company's share of plan benefits and net assets available for plan benefits have not been determined.

    Under the Employee Retirement Income Security Act of 1974, as amended, an employer, upon withdrawal from or termination of a multi-employer plan, is required to continue funding its proportionate share of the plan's unfunded vested benefits. As of January 3, 1999, the Company had no intention of withdrawing from the plan.

                         DONNA KARAN INTERNATIONAL INC.

NOTE 5.--EMPLOYEE BENEFIT PLANS (CONTINUED)
    The Company sponsors a defined contribution benefit plan covering its non-union employees with a minimum of six months of eligible service. The Company matches employee contributions at a rate of 50% to a maximum of 6% of an employee's annual salary. Under the terms of the plan, a participant is 100% vested in the employer's matching contribution after six years of credited service. Expenses under this plan were approximately $0.8 million, $1.0 million and $0.8 million for fiscal 1998, 1997, and 1996, respectively.

    During 1997, the Company adopted a bonus plan covering executives and certain members of management. Individual bonus payments are based on management and compensation levels, performance goals and the Company's overall performance. The Company also adopted a deferred compensation plan covering certain senior executives, which is based on compensation, is dependent upon the Company achieving profitability, and vests after a five-year period. In fiscal 1998, expenses under these plans were approximately $5.9 million.

NOTE 6.--LEASES

    Rent expense included in the Company's financial statements was approximately $20.6 million, $18.2 million and $15.0 million for fiscal 1998, 1997 and 1996, respectively. At January 3, 1999, future minimum annual rental commitments under noncancellable operating leases for office, warehouse and retail facilities, and equipment are as follows (in thousands):

      1999  ......................................................  $  21,293
      2000  ......................................................     19,201
      2001  ......................................................     17,022
      2002  ......................................................     12,586
      2003  ......................................................     10,637
Thereafter  ......................................................     53,810
                                                                    ---------
                                                                    $ 134,549
                                                                    ---------
                                                                    ---------

    In addition, certain of the leases contain options to renew for periods up to 10 years and others include contingent payments based on sales.

    The Company has entered into certain sub-lease arrangements. At January 3, 1999, future offsets to annual rental commitments as a result of these subleases are as follows (in thousands):

      1999  ......................................................  $   1,148
      2000  ......................................................      1,148
      2001  ......................................................      1,148
      2002  ......................................................        845
      2003  ......................................................        845
Thereafter  ......................................................      4,225
                                                                    ---------
                                                                    $   9,359
                                                                    ---------
                                                                    ---------

NOTE 7.--SALE OF INTERESTS IN AFFILIATES

    In March 1998, the Company and a nonaffiliated party sold all of their remaining outstanding shares in DKJ to a subsidiary of Onward Kashiyama Co. Ltd., a Japanese public company ("OKC"). At the same

                         DONNA KARAN INTERNATIONAL INC.

NOTE 7.--SALE OF INTERESTS IN AFFILIATES (CONTINUED) time, DKJ was granted a 16-year exclusive license to import, manufacture, license and/or distribute DONNA KARAN NEW YORK and DKNY products in Japan, with certain exceptions. In addition, DKJ was granted the exclusive right to develop and operate a total of 12 DONNA KARAN NEW YORK and DKNY retail boutiques in Japan over the term of the agreement. On consummation of the transaction, the Company received $15.9 million. The Company will receive a royalty on net sales of licensed products and a servicing fee on net sales of Donna Karan products imported by DKJ.

    In consideration of the sale of its interest in DKJ, the Company received approximately $646,000 and recognized a gain, net of transaction costs of approximately $88,000. Equity in (loss) earnings amounted to approximately ($0.1) million, $1.4 million and $3.1 million, for fiscal 1998, 1997 and 1996, respectively. As a result of the Company's agreement with DKJ in 1995, which provided for a fee based upon net sales of DKJ, the Company recognized management fee income, recorded as an offset of selling, general, and administrative expenses of approximately $0.8 million, $1.5 million and $1.8 million during fiscal 1998, 1997 and 1996, respectively.

NOTE 8.--DKNY JEANS LICENSING AGREEMENT

    On January 8, 1998, the Company and Liz Claiborne Inc. ("LCI") consummated a transaction whereby the Company granted to LCI exclusive, long-term rights to the DKNY JEANS and DKNY ACTIVE trademarks for apparel products to market, distribute and sell both collections in the Western Hemisphere. Under the agreement, LCI is obligated to pay the Company a royalty equal to a percentage of net sales of the DKNY JEANS and ACTIVE products. The initial term of the license agreement is for 15 years through December 31, 2012, with an option to renew for an additional 15-year period if certain sales thresholds are met, which would continue the license through December 31, 2027. Upon consummation of the transaction, the Company received from LCI $30.0 million which will be amortized in accordance with the terms of the agreement. Aggregate minimum royalties for the initial 15-year term are $152.0 million. In connection with the transaction with LCI, the Company recorded a loss of $12.5 million, which represents the write down of inventory to net realizable value, as well as other costs necessary to exit its existing jeans business. Of this amount, $9.4 million was classified as cost of sales and $3.1 million was classified as selling, general and administrative expenses.

    In September 1996, the Company entered into a license (the "DH" license) with Designer Holdings, Ltd. ("Designer Holdings"), for the exclusive production, sale and distribution of men's, women's and, with certain exceptions, children's jeanswear under the DKNY JEANS label. In March 1997, the DH License was terminated by mutual agreement of the Company and Designer Holdings. Pursuant to the termination of the agreement, the Company returned to Designer Holdings a $6.0 million payment and a $1.3 million advance royalty payment. Additionally, the Company purchased, for $3.2 million, all sales and marketing plans, patterns, samples, fabrics and other materials developed by Designer Holdings in connection with the jeanswear business, which amount was included in selling, general, and administrative expenses in fiscal 1996.

NOTE 9.--BEAUTY LICENSING AGREEMENT

    On November 10, 1997, the Company and Estee Lauder Inc. ("ELI") consummated the transaction whereby the Company granted to ELI exclusive worldwide rights to the DONNA KARAN NEW YORK and DKNY trademarks for the manufacture, marketing, distribution and sale of beauty and beauty-related products, including fragrances, cosmetics, skincare products, and beauty-related accessories. In connection therewith

                         DONNA KARAN INTERNATIONAL INC.

NOTE 9.--BEAUTY LICENSING AGREEMENT (CONTINUED) and with the sale to ELI of certain other assets relating to the existing business, the Company received $25.0 million and will receive additional royalties from ELI based on sales of such beauty and beauty-related products. Under certain circumstances, the Company is obligated to repay to ELI a portion of these payments plus a penalty amount if certain products are not launched in accordance with an agreed-upon schedule, as a result of the Company's actions or lack thereof. At December 28, 1997, $15.0 million of the proceeds received had been recorded as deferred income. As a result of the closing of the transaction with ELI, the Company recorded a loss of approximately $21.1 million (net of a $2.2 million gain in connection with the consummation of this transaction), of which $11.7 million was recorded as cost of sales, $10.9 million was recorded as sales returns and $0.7 million was recorded as selling, general and administrative expenses. This loss represents reserves recorded, primarily related to inventories, receivables and severance to cover the write-down of its existing beauty business, and is net of a gain of approximately $2.2 million, included in selling, general and administrative expenses, representing the portion of the proceeds recognized as income reduced by the cost of exiting the beauty business. Subsequent to closing the transaction, the Company recorded an operating loss of approximately $2.3 million related to the beauty business.

    The following table presents certain pro forma condensed financial information for fiscal 1997 and 1996 for the Company as if the beauty business had been shut down prior to those years, including the aforementioned loss of approximately $21.1 million:

                                                  DECEMBER 28, 1997                DECEMBER 29, 1996
                                           -------------------------------  -------------------------------
                                              AS                    PRO        AS                    PRO
(IN THOUSANDS)                             REPORTED    BEAUTY      FORMA    REPORTED    BEAUTY      FORMA
-----------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Net revenues.............................  $ 638,725  $  18,682  $ 620,043  $ 612,840  $  43,769  $ 569,071
Operating income (loss) (1)..............    (91,316)   (33,722)   (57,594)    13,302     (6,748)    20,050
Net income (loss) (2)....................    (81,362)   (30,046)   (51,316)     4,243     (3,644)     7,887
Current assets...........................    230,763      1,677    229,086    254,673     26,032    228,641
Total assets.............................    287,488      1,677    285,811    311,695     27,601    284,094

------------------------

(1) In fiscal 1997 the Company recorded a loss of approximately $21.1 million (net of a $2.2 million gain) related to the wind-down of the Company's beauty business. The loss is reflected in the results in the beauty business for fiscal 1997.

(2) For fiscal 1996, the Company's net income included the recognition of a deferred tax asset of approximately $19.0 million, concurrent with the Company becoming subject to Federal and additional state income taxes. For purposes of comparison, the Company has presented pro forma net income for this period which excludes the recognition of this asset, and also assumes that the Company was subject to Federal and additional state taxes for the entire period.

NOTE 10.--RESTRUCTURING AND OTHER CHARGES

    As a result of the restructuring and strategic plan announced on December 16, 1997 and the May 28, 1997 plan aimed at containing costs and restructuring certain of its operations, the Company recognized in fiscal 1997 restructuring charges of $8.6 million, which include $7.1 million related to severance, $0.8 million related to abandoning lease space, $0.7 million to close the Company's Prato, Italy office; and other charges, primarily nonrecurring, amounting to $17.0 million, including, $5.9 million for the realignment of a retail and distribution arrangement in Europe, $3.6 million relating to additional severance costs and

                         DONNA KARAN INTERNATIONAL INC.

NOTE 10.--RESTRUCTURING AND OTHER CHARGES (CONTINUED) other costs recorded during the cost containment review process which have been classified as $15.4 million of selling, general and administrative expense and approximately $1.6 million of cost of sales. The charges relating to the May 28, 1997 plan include restructuring charges of $1.6 million and other charges of $3.6 million.

    In fiscal 1998, the Company utilized $5.5 million of the reserves previously established in connection with its restructuring plan and credited into income approximately $0.3 million of the restructuring accrual, which was determined to no longer be required.

NOTE 11.--RELATED PARTY TRANSACTIONS

    In October 1998, the Company and a wholly-owned affiliate of Ms. Donna Karan, Chairman of the Board and Chief Designer of the Company, entered into a boutique license agreement (the "Boutique Agreement"), granting the affiliated entity the right to open and operate a DONNA KARAN NEW YORK flagship collection store. The store, which is anticipated to open in 2000, will be located at 819 Madison Avenue in New York City. The Boutique Agreement stated that the Company will provide the affiliated entity with certain management services related to the operation of the store in exchange for a fee. The store will also be entitled to offer a limited amount of non-branded products.

    In July 1996, the Company entered into a licensing agreement (the "Gabrielle License") with Gabrielle Studio, Inc. ("Gabrielle Studio"), a corporation owned by two of the Company's principal stockholders and their affiliated trusts, which grants the Company the exclusive rights, in perpetuity, to use the trademarks "DONNA KARAN", "DONNA KARAN NEW YORK", "DKNY", "DK" and all variations thereof. Under the Gabrielle License, the Company pays Gabrielle Studio a royalty on net sales of products bearing the licensed mark. The Company incurred $19.5 million, $17.6 million and $9.3 million in royalty expense for fiscal 1998 and 1997, and for the six month period ended December 29, 1996, respectively, which was included in cost of sales. Included in accrued expenses at January 3, 1999 and December 28, 1997 was royalties payable of $5.8 million and $4.2 million, respectively. In addition, in fiscal 1997, the Company made a one-time payment of $4.6 million to Gabrielle Studio in connection with entering into the Gabrielle License, which is also included in cost of sales.

    The note payable to a principal stockholder of $6.7 million at December 28, 1997 incurred interest at 8% per annum and was repaid during fiscal 1998.

    Sales to DKJ (see Note 7) amounted to 7.3%, 9.8% and 11.5% of the Company's gross revenues for fiscal 1998, 1997, and 1996, respectively.

NOTE 12.--STOCK OPTIONS

    During 1996, the Company adopted two option plans which reserve shares of common stock for issuance. One plan is for employees, officers, advisors and independent consultants of the Company (the "Stock Incentive Plan"), and the other is for non-employee directors (the "Non-Employee Director Stock Option Plan"). The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. If compensation cost for the stock option plans had been determined based on the fair value at the grant dates for awards in fiscal 1998 and 1997 consistent with the provisions of SFAS No. 123, the

                         DONNA KARAN INTERNATIONAL INC.

NOTE 12.--STOCK OPTIONS (CONTINUED)
Company's pro forma net income (loss) and net income (loss) per common share would have been as follows (in thousands, except per share data):

                                                                           JANUARY 3,   DECEMBER 28,  DECEMBER 29,
                                                                              1999          1997          1996
                                                                           -----------  ------------  ------------
Net income (loss)--as reported...........................................   $     128    $  (81,362)   $   25,036
                                                                           -----------  ------------  ------------
                                                                           -----------  ------------  ------------
Net income (loss)--pro forma.............................................   $  (1,829)   $  (83,359)   $   23,713
                                                                           -----------  ------------  ------------
                                                                           -----------  ------------  ------------
Net income (loss) per common share--basic
  As reported............................................................   $    0.01    $    (3.78)   $       --
  Pro forma..............................................................       (0.08)   $    (3.87)           --
Net income (loss) per common share--diluted
  As reported............................................................   $    0.01    $    (3.78)   $       --
  Pro forma..............................................................       (0.08)        (3.87)           --

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                            YEAR ENDED
                                                                     -------------------------
                                                                     JANUARY 3,   DECEMBER 28,
                                                                        1999          1997
                                                                     -----------  ------------
Expected volatility................................................     59.2%        51.3%
Average expected option life.......................................    6 years      6 years
Average risk free interest rate....................................     5.1%          5.7%
Dividend yield.....................................................     0.0%          0.0%

    Under the Stock Incentive Plan, which was amended in fiscal 1997, options to purchase shares of common stock and awards of restricted shares of common stock of up to a combined 2,600,000 shares may be granted (includes an award of 105,100 shares granted at the Offering and 150,000 shares of restricted common stock (see Note 13)). The exercise price of the options may not be less than 100% of the fair market value of a share of common stock at the time of grant. An incentive stock option may not be exercised within one year of the date of grant, and no options may be exercised after ten years from the effective date of the plan. The options granted in fiscal 1998 and fiscal 1997 vest on a yearly basis in 33 1/3% increments and options granted in fiscal 1996 vest on a yearly basis in quarterly increments, beginning on the first anniversary of the date of grant.

    Under the Non-Employee Director Stock Option Plan, options to purchase up to 100,000 shares of common stock may be granted, subject to adjustments in certain circumstances. Each eligible director, on the initial grant date, is granted options to purchase 7,500 shares of common stock. Each year, other than with respect to the year in which an eligible director receives an initial grant of options, each eligible director will receive an additional option to purchase 1,000 shares of common stock. Upon the exercise of an option, the purchase price paid will be 100% of the fair market value of such share at the time of the grant of the option. Options granted will be exercisable on or after the first anniversary of the date of grant, and will expire on the tenth anniversary of the date of grant.

                         DONNA KARAN INTERNATIONAL INC.

NOTE 12.--STOCK OPTIONS (CONTINUED)

    A summary of the Company's stock option programs as of fiscal 1998, 1997 and 1996 and changes during the years then ended, are presented below:

                                                                             NON-EMPLOYEE DIRECTOR
                                                    STOCK INCENTIVE PLAN       STOCK OPTION PLAN
                                                  ------------------------  ------------------------
                                                               WEIGHTED                  WEIGHTED
                                                                AVERAGE                   AVERAGE
                                                               EXERCISE                  EXERCISE
                                                   SHARES        PRICE       SHARES        PRICE
                                                  ---------  -------------  ---------  -------------
Outstanding at December 29, 1996................  1,369,000    $   23.84       15,000    $   20.81
Granted.........................................    733,000        11.41        8,500        12.98
Forfeited or Cancelled..........................   (360,500)       23.22           --           --
                                                  ---------                 ---------
Outstanding at December 28, 1997................  1,741,500        18.74       23,500        17.98
Granted.........................................    953,717         8.90        3,000        15.56
Forfeited or Cancelled..........................  (1,413,707)       20.16          --           --
                                                  ---------                 ---------
Outstanding at January 3, 1999..................  1,281,510         9.85       26,500        17.71
                                                  ---------                 ---------
                                                  ---------                 ---------

    The weighted average grant fair value of options granted during fiscal 1998 and 1997 was $5.36 and $6.36 per share, respectively.

    For various price ranges, weighted average characteristics of outstanding stock options at January 3, 1999 are as follows:

                                                                         OUTSTANDING                        EXERCISABLE
                                                          ------------------------------------------  ------------------------
                                                                         REMAINING       WEIGHTED                  WEIGHTED
RANGE OF EXERCISE PRICES                                   OPTIONS     LIFE (YEARS)    AVERAGE PRICE   OPTIONS   AVERAGE PRICE
--------------------------------------------------------  ----------  ---------------  -------------  ---------  -------------
STOCK INCENTIVE PLAN
  $ 6.25 to $10.44......................................   1,028,717           8.3       $    7.88       50,000    $   10.44
  $12.38 to $24.00......................................     252,793           8.6           17.87      134,458        12.71
                                                          ----------                                  ---------
  $ 6.25 to $24.00......................................   1,281,510           8.3            9.85      184,458        12.09
                                                          ----------                                  ---------
                                                          ----------                                  ---------
NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN
  $10.94 to $13.25......................................       8,500           8.1       $   12.98        8,500    $   12.98
  $15.56 to $21.13......................................      18,000           7.9           19.94       15,000        20.81
                                                          ----------                                  ---------
  $10.94 to $21.13......................................      26,500           8.0           17.71       23,500        17.98
                                                          ----------                                  ---------
                                                          ----------                                  ---------

NOTE 13.--COMMITMENTS AND CONTINGENCIES

    The Company has employment agreements with key executives which provide for guaranteed minimum compensation, minimum cash bonuses, stock options and termination payments and benefits. One employment agreement contains a provision whereby the Company has granted 150,000 shares of restricted common stock to a key employee. These shares are subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions expire at the earlier of five years from the date of grant or upon the attainment of certain market value goals for the common stock. As of January 3, 1999, all 150,000 shares were subject to the forfeiture provisions. These shares have been recorded as unearned stock grant compensation and are presented as a separate component of stockholders' equity. The

                         DONNA KARAN INTERNATIONAL INC.

NOTE 13.--COMMITMENTS AND CONTINGENCIES (CONTINUED) unearned compensation is being charged to selling, general and administrative expenses over the five-year vesting period, until such time as the market value goals are attained, in which case the expense will be accelerated to match the amounts earned. Total expense for the year ended January 3, 1999 amounted to approximately $239,000.

    The Company also has a Non-Employee Director Restricted Stock Plan and a Voluntary Deferred Compensation Plan. The Company's 1998 Non-Employee Director Restricted Stock Plan entitles each non-employee director to receive a grant of restricted stock of 500 shares of common stock as of the first day of the month following the annual meeting of stockholders, which award will vest on the first anniversary of the date of grant. In addition, the restricted stock award will become fully vested upon a change in control of the Company (as defined in the plan).

    The Voluntary Deferred Compensation Plan for Non-Employee Directors of the Company provides that an eligible director, at the election of the director, may defer payment of his or her cash retainer and meeting fees for five years or until he or she ceases to be a director. The deferred amounts, at the election of the director, during the deferral period either (i) are credited with interest at prescribed rates or (ii) are converted to the equivalent of that number of shares of the Company's common stock (based on the market price at the time of the deferral) that could be purchased with the deferred amounts. All payments under the Deferred Compensation Plan are in the form of cash. The Deferred Compensation Plan provides that lump-sum payments of all deferred compensation will be made as soon as administratively feasible following the date that (i) the participating director ceases to be a member of the Board of Directors or (ii) the Deferred Compensation Plan is terminated.

    In 1997, the Company was a defendant in a consolidated purported class action, which alleges violations of certain sections of the federal securities laws. In 1998, the United States Court of Appeals dismissed the action in all respects.

    The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company's management, the resolution of such matters will not have a material effect on its financial position or results of operations.

NOTE 14.--INCOME TAXES

    The entities in the Predecessor Company were partnerships or corporations that had elected to be taxed as S corporations pursuant to the Internal Revenue Code. Therefore, for the six-month period ended July 2, 1996 (the day prior to the Offering), no provision has been made in the accompanying financial statements for such periods for Federal income taxes, since such taxes were the liability of the partners or the shareholders of the S corporations. In connection with the Offering, the Company became subject to Federal and additional state income tax.

    The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes" which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial carrying amounts and the tax bases of existing assets and liabilities.

    Concurrent with becoming subject to Federal and additional state income taxes, the Company recorded a deferred tax asset and a corresponding tax benefit in the statement of income in accordance with the provisions of SFAS No. 109. The actual amount, which was determined upon completion of the

                         DONNA KARAN INTERNATIONAL INC.

NOTE 14.--INCOME TAXES (CONTINUED)
final tax returns of the Predecessor Company, was approximately $19.0 million, and, as of the date of the Offering, resulted in a total deferred tax asset of approximately $20.7 million, which includes certain state and local tax assets recorded on a historical basis.

    The income tax provision consists of the following:

                                                                                        YEAR ENDED
                                                                          ---------------------------------------
                                                                          JANUARY 3,   DECEMBER 28,  DECEMBER 29,
                                                                             1999          1997          1996
                                                                          -----------  ------------  ------------
                                                                                      (IN THOUSANDS)
Current income taxes:
  Federal taxes.........................................................   $  (2,374)   $   (2,903)   $    8,605
  State and local taxes.................................................       1,245           787         2,717
  Foreign taxes.........................................................       2,227           521         1,130
                                                                          -----------  ------------  ------------
                                                                               1,098        (1,595)       12,452
Deferred income taxes...................................................        (988)       (9,439)      (29,631)
                                                                          -----------  ------------  ------------
                                                                           $     110    $  (11,034)   $  (17,179)
                                                                          -----------  ------------  ------------
                                                                          -----------  ------------  ------------

    Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant items comprising the Company's net deferred tax asset were as follows:

                                                                                                YEAR ENDED
                                                                                         -------------------------
                                                                                         JANUARY 3,   DECEMBER 28,
                                                                                            1999          1997
                                                                                         -----------  ------------
                                                                                              (IN THOUSANDS)
Current:
  Uniform inventory capitalization.....................................................   $   3,560    $    2,679
  Allowance for doubtful accounts and other receivable related reserves................      10,459        18,854
  Inventory reserves...................................................................       8,601        15,518
  Other book accruals..................................................................       8,417        20,423
  Deferred revenue.....................................................................       6,008            --
  Net operating loss carry forwards....................................................       1,838            --
                                                                                         -----------  ------------
                                                                                             38,883        57,474
                                                                                         -----------  ------------
Non-Current:
  Deferred revenue.....................................................................      14,710            --
  Depreciation.........................................................................       8,813         7,278
  Foreign tax credit carry forwards....................................................       3,334            --
                                                                                         -----------  ------------
                                                                                             26,857         7,278
                                                                                         -----------  ------------
Valuation Allowance....................................................................     (24,000)      (24,000)
                                                                                         -----------  ------------
                                                                                          $  41,740    $   40,752
                                                                                         -----------  ------------
                                                                                         -----------  ------------

    The Company has available Federal net operating loss carryforwards of approximately $4.0 million and state net operating loss carry forwards of approximately $19.5 million for tax purposes to offset future taxable income. The net operating loss carryforwards expire through fiscal 2018. In addition the Company

                         DONNA KARAN INTERNATIONAL INC.

NOTE 14.--INCOME TAXES (CONTINUED)
has foreign tax credit carryforwards of approximately $3.3 million which expire from fiscal 2001 through fiscal 2003.

    Realization of the future tax benefits related to the deferred tax assets is dependent on many factors including the Company's ability to generate sufficient taxable income within the net operating loss carry forward period and potential limitations imposed by the Internal Revenue Code. Due to the inherent uncertainties in estimating future taxable income, the Company has recorded a valuation allowance.

    The pro forma provision for income taxes represents the income tax provisions that would have been reported had the Company been subject to Federal and additional state income taxes for the entire period. The pro forma income tax provision has been prepared according to SFAS No. 109.

    The foreign and domestic components of income (loss) before income taxes were a foreign loss of $0.06 million and domestic income of $0.3 million in fiscal 1998 and foreign income of $2.6 million and domestic loss of $95.0 million in fiscal 1997.

    The foreign and domestic components of pro forma income before pro forma income taxes for fiscal 1996 were as follows (in thousands):

Domestic............................................  $   1,565
Foreign.............................................      4,856
                                                      ---------
                                                      $   6,421
                                                      ---------
                                                      ---------

    The pro forma income tax provision for fiscal 1996 consists of the following (in thousands):

Current income taxes:
  Federal taxes....................................  $  11,642
  State and local taxes............................      4,777
  Foreign taxes....................................      1,130
                                                     ---------
                                                        17,549
Deferred income taxes..............................    (14,012)
                                                     ---------
                                                     $   3,537
                                                     ---------
                                                     ---------

    A reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate to income (loss) before taxes and the actual provision for income taxes (pro forma for 1996) is as follows:

                                                                            YEAR ENDED
                                                       -----------------------------------------------------
                                                       JANUARY 3, 1999  DECEMBER 28, 1997  DECEMBER 29, 1996
                                                       ---------------  -----------------  -----------------
                                                                          (IN THOUSANDS)
Federal statutory rate...............................     $      83        $   (32,339)        $   2,247
State and local taxes, net of Federal tax benefits...           770             (4,620)              449
Taxes related to foreign income, net of credits......        (1,080)               739               899
Valuation allowance..................................            --             24,000                --
Other items, net, none of which individually exceeds
  5% of Federal taxes at statutory rate..............           337              1,186               (58)
                                                            -------           --------            ------
                                                          $     110        $   (11,034)        $   3,537
                                                            -------           --------            ------
                                                            -------           --------            ------
Effective tax rate...................................          46.2%             (11.9)%            55.1%
                                                            -------           --------            ------
                                                            -------           --------            ------

                         DONNA KARAN INTERNATIONAL INC.

NOTE 15.--COMPREHENSIVE (LOSS) INCOME

    In fiscal 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive (loss) income is comprised of net income (loss) and other comprehensive (loss) income, which contains gains or losses from foreign currency translation. Accumulated other comprehensive loss at January 3, 1999 and December 28, 1997 is as follows:

                                                                             YEAR ENDED
                                                                     --------------------------
                                                                     JANUARY 3,   DECEMBER 28,
                                                                        1999          1997
                                                                     -----------  -------------
                                                                           (IN THOUSANDS)
Accumulated other comprehensive loss, beginning of year............   $    (455)    $    (331)
Foreign currency translation, current-period change................        (751)         (124)
                                                                     -----------        -----
Accumulated other comprehensive loss, end of year..................   $  (1,206)    $    (455)
                                                                     -----------        -----
                                                                     -----------        -----

    Other comprehensive loss for fiscal 1998, 1997 and 1996 is as follows:

                                                           YEAR ENDED
                                            -----------------------------------------
                                            JANUARY 3,   DECEMBER 28,   DECEMBER 29,
                                               1999          1997           1996
                                            -----------  -------------  -------------
                                                         (IN THOUSANDS)
Foreign currency translation adjustments,
  before taxes............................   $    (751)    $    (124)     $    (283)
Provision (benefit) for taxes (1).........          --            --             --
                                                 -----         -----          -----
Foreign currency translation adjustments,
  net of taxes............................   $    (751)    $    (124)     $    (283)
                                                 -----         -----          -----
                                                 -----         -----          -----

------------------------

(1) For fiscal 1998, 1997, and 1996 there was no sale or liquidation of the Company's investment in a foreign entity. As such, no reclassification adjustments were required and gross amounts were displayed exclusive of any provision for income taxes.

NOTE 16.--SEGMENT INFORMATION

    The Company has three reportable business segments: wholesale, licensing, and retail. The Company's wholesale business consists of three divisions; womenswear, menswear, and accessories, all of which sell products under the DONNA KARAN NEW YORK and DKNY brands to department stores, specialty stores, boutiques, and to the Company's owned and licensed free-standing stores. The licensing division forms strategic alliances with companies, through which it licenses the right to develop, market, and sell products under the DONNA KARAN NEW YORK, and DKNY brands, and licenses, on a royalty-free basis, free-standing stores under the DONNA KARAN NEW YORK, DKNY and DKNY JEANS names. The retail division operates outlet stores and a limited number of full-price, domestic free-standing retail stores.

    The Company's reportable segments are individual business units that offer different products and services. They are managed separately because each business requires different strategic initiatives, promotional campaigns, marketing, and advertising, based upon its own individual positioning in the market.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon profit or loss from operations before interest expense and interest income, nonrecurring gains and losses, and income taxes.

                         DONNA KARAN INTERNATIONAL INC.

NOTE 16.--SEGMENT INFORMATION (CONTINUED)
    Intersegment sales and transfers are recorded at amounts that approximate cost. All intercompany revenues and profit or loss is eliminated in consolidation.

                                                  WHOLESALE    LICENSING    RETAIL    BEAUTY (1)     TOTAL
                                                 -----------  -----------  ---------  -----------  ---------
                                                                       (IN THOUSANDS)
JANUARY 3, 1999
Net revenues from external customers...........   $ 510,872    $  18,458   $  93,316   $      --   $ 622,646
Intersegment revenues..........................      56,420           --          --          --      56,420
Segment operating profit (loss)................      11,999        6,382     (16,116)         --       2,265
Segment assets.................................     242,399        1,421      34,909          --     278,729

DECEMBER 28, 1997
Net revenues from external customers...........     539,892        9,602      70,549      18,682     638,725
Intersegment revenues..........................      61,318           --          --       1,490      62,808
Segment operating profit (loss)................     (48,974)       4,889     (13,509)    (33,722)    (91,316)
Segment assets.................................     249,725        1,100      34,986       1,677     287,488

DECEMBER 29, 1996
Net revenues from external customers...........     500,706        7,473      60,892      43,769     612,840
Intersegment revenues..........................      46,010           --          --       1,085      47,095
Segment operating profit (loss)................      18,808        3,327      (2,085)     (6,748)     13,302
Segment assets.................................     258,362        1,095      24,637      27,601     311,695

------------------------

(1) In November 1997, the Company exited the beauty business (see Note 9).

    Information related to the Company's geographic segments are as follows:

                                                        DECEMBER     DECEMBER
                                          JANUARY 3,       28,          29,
                                             1999         1997         1996
                                          -----------  -----------  -----------
                                                     (IN THOUSANDS)
Net revenues:
  United States.........................   $ 422,947    $ 415,513    $ 411,904
  Japan.................................      46,528       66,839       74,488
  Other.................................     153,171      156,373      126,448
                                          -----------  -----------  -----------
                                           $ 622,646    $ 638,725    $ 612,840
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------

    Sales to Japan for the quarter ended March 28, 1998 and fiscal 1997 and 1996 were made to a 30% owned subsidiary (see Note 7).

    In fiscal 1998 and 1997, sales to entities affiliated with HPL, including DKJ, and certain free-standing international retail stores, accounted for approximately 10.5% and 16.0% of the Company's revenues, respectively. Additionally, the Company's wholesale segment had one customer which accounted for approximately 13.0% and 12.8% of the Company's revenues for fiscal 1997 and 1996, respectively.

    Primarily all of the Company's identifiable assets are located in the United States.

                         DONNA KARAN INTERNATIONAL INC.

NOTE 17.--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following summarizes the unaudited quarterly operating results of the Company for fiscal 1998 and fiscal 1997 (in thousands, except per share amounts):

                                                                            QUARTER ENDED
                                                      ----------------------------------------------------------
1998                                                     MAR. 30        JUNE 28       SEPT. 28        JAN. 3
----------------------------------------------------  -------------  -------------  -------------  -------------
Net revenues........................................   $   181,153    $   124,854    $   170,569    $   146,070
Gross profit........................................        42,531         24,701         50,226         36,629
Net income (loss)...................................         2,070         (6,318)         7,565         (3,189)
Net income (loss) per common share:
  Basic.............................................           .10           (.29)           .35           (.15)
  Diluted...........................................           .10           (.29)           .35           (.15)

                                                                            QUARTER ENDED
                                                      ----------------------------------------------------------
1997                                                     MAR. 30      JUNE 29 (1)     SEPT. 28      DEC. 28 (2)
----------------------------------------------------  -------------  -------------  -------------  -------------
Net revenues........................................   $   158,776    $   111,045    $   214,870    $   154,034
Gross profit........................................        45,038         22,611         56,801         (3,043)
Net income (loss)...................................           806        (14,682)           923        (68,409)
Net income (loss) per common share:
  Basic.............................................           .04           (.68)           .04          (3.17)
  Diluted...........................................           .04           (.68)           .04          (3.17)

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

NOTE 18.--SUBSEQUENT EVENTS

    In January 1999, the Company acquired three free-standing retail stores in the United Kingdom which were previously owned and operated by an affiliate of Club 21 PTE Ltd. ("Club 21"), a Singapore based company, affiliated with Ong Beng Seng.

    The aggregate purchase price, which includes acquisition costs, was financed with proceeds received from borrowings under the Company's revolving credit facility and the issuance of a subordinated note to an affiliate of Club 21, which matures in January 2002. The acquisition will be accounted for as a purchase, with any excess of the purchase price over the estimated fair value of the assets acquired, being recorded as goodwill.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 1999

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

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

       /s/ DONNA KARAN          Chairman of the Board and
------------------------------    Chief Designer               March 31, 1999
         Donna Karan

      /s/ STEPHAN WEISS         Vice Chairman of the Board
------------------------------                                 March 31, 1999
        Stephan Weiss

       /s/ JOHN D. IDOL         Chief Executive Officer and
------------------------------    Director                     March 31, 1999
         John D. Idol

   /s/ M. WILLIAM BENEDETTO     Director
------------------------------                                 March 31, 1999
     M. William Benedetto

      /s/ ANN MCLAUGHLIN        Director
------------------------------                                 March 31, 1999
        Ann McLaughlin

                                Executive Vice President
                                  and Chief Financial and
    /s/ JOSEPH B. PARSONS         Administrative Officer
------------------------------    (Principal Financial         March 31, 1999
      Joseph B. Parsons           Officer and Principal
                                  Accounting Officer)

                         DONNA KARAN INTERNATIONAL INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                       THREE YEARS ENDED JANUARY 3, 1999

                                 (IN THOUSANDS)

                                               BALANCE AT   CHARGED TO        ADDITIONS                    BALANCE AT
                                              BEGINNING OF   COSTS AND    CHARGED TO OTHER                   END OF
DESCRIPTION                                      PERIOD      EXPENSES         ACCOUNTS        DEDUCTIONS     PERIOD
--------------------------------------------  ------------  -----------  -------------------  -----------  -----------
YEAR ENDED JANUARY 3, 1999
Allowance for doubtful accounts.............   $    1,182    $   1,544        $      --        $   1,484    $   1,242
Allowance for chargebacks...................       37,357       13,144               --           29,394       21,107
Allowance for cash discounts................        2,940       14,279               --           14,635        2,584
Allowance for sales returns.................       10,556       18,579               --           24,196        4,939
                                              ------------  -----------           -----       -----------  -----------
                                               $   52,035    $  47,546               --        $  69,709    $  29,872
                                              ------------  -----------           -----       -----------  -----------
                                              ------------  -----------           -----       -----------  -----------

YEAR ENDED DECEMBER 28, 1997
Allowance for doubtful accounts.............   $    1,661    $     843               --        $   1,322    $   1,182
Allowance for chargebacks...................       18,847       43,329               --           24,819       37,357
Allowance for cash discounts................        3,198       18,647               --           18,905        2,940
Allowance for sales returns.................        3,051       36,000               --           28,495       10,556
                                              ------------  -----------           -----       -----------  -----------
                                               $   26,757    $  98,819        $      --        $  73,541    $  52,035
                                              ------------  -----------           -----       -----------  -----------
                                              ------------  -----------           -----       -----------  -----------

YEAR ENDED DECEMBER 29, 1996
Allowance for doubtful accounts.............   $    5,653    $      62               --        $   4,054    $   1,661
Allowance for chargebacks...................       12,905       22,810               --           16,868       18,847
Allowance for cash discounts................        1,688       18,960               --           17,450        3,198
Allowance for sales returns.................        2,261       18,429               --           17,639        3,051
                                              ------------  -----------           -----       -----------  -----------
                                               $   22,507    $  60,261        $      --        $  56,011    $  26,757
                                              ------------  -----------           -----       -----------  -----------
                                              ------------  -----------           -----       -----------  -----------

                                 EXHIBIT INDEX

EXHIBIT NO.                                           DESCRIPTION OF EXHIBITS
-------------  -----------------------------------------------------------------------------------------------------

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

       10.1    Second Amended and Restated Credit Agreement, dated as of January 29, 1998 among The Donna Karan
               Company, The Donna Karan Company Store, G.P., Donna Karan Studio, DK Footwear Partners, the
               institutions time to time parties thereto, and Citibank, N.A., as administrative agent (Incorporated by reference from Exhibit 10.1 to the Company's Form 10-K for the year ended December 28, 1997)

       10.2    1996 Stock Incentive Plan of the Company (Incorporated by reference from Exhibit A to the Company's
               Proxy Statement, dated May 8, 1997)*

       10.3    1996 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit 10.3 to the
               Company's Registration Statement on Form S-1, dated June 27, 1996)*

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

       10.8    Employment Agreement, dated as of July 3, 1996, between the Company and Donna Karan (Incorporated by reference from Exhibit 10.8 to the Company's Registration Statement on Form S-1, dated June 27,
               1996)*

EXHIBIT NO.                                           DESCRIPTION OF EXHIBITS
-------------  -----------------------------------------------------------------------------------------------------
       10.9    Employment Agreement, dated as of July 3, 1996, between the Company and Stephan Weiss (Incorporated by reference from Exhibit 10.9 to the Company's Registration Statement on Form S-1, dated June 27,
               1996)*

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

      10.11    Employment Agreement, dated as of October 15, 1996, between The Donna Karan Company and Joseph B.
               Parsons (Incorporated by reference from Exhibit 10.14 to the Company's Form 10-K for the year ended
               December 29, 1996)*

      10.12    Employment Agreement, dated as of July 25, 1997, among the Company, The Donna Karan Company and John
               D. Idol, and related bonus programs. (Incorporated by reference from Exhibit 10.5 to the Company's
               Form 10-Q for the quarter ended September 28, 1997)*

      10.13    Amendment No. 1 to Employment Agreement between the Company and Donna Karan (Incorporated by reference from Exhibit 10.2 to the Company's 10-Q for the quarter ended September 28, 1997)*

      10.14    Amendment No. 1 to Employment Agreement between the Company and Stephan Weiss (Incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 28, 1997)*

      10.15    Amendment No. 2 to Employment Agreement between the Company and Stephan Weiss (Incorporated by reference from Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 28, 1997)*

      10.16    Agreement, dated as of September 30, 1997, between The Donna Karan Company and Estee Lauder Inc.
               (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K, dated November 10, 1997).

      10.17    Executive Incentive Plan (Incorporated by reference from Exhibit 10.17 to the Company's Form 10-K for the year ended December 28, 1997)*

      10.18    Wealth Accumulation Plan (Incorporated by reference from Exhibit 10.18 to the Company's Form 10-K for the year ended December 28, 1997)*

      10.19    Donna Karan International Inc. Deferred Compensation Plan*

      10.20    Amended and Restated Second Amendment, dated as of October 30, 1998, among The Donna Karan Company,
               The Donna Karan Company Store, G.P., Donna Karan Studio, and DK Footwear Partners, the financial institutions time to time parties thereto as lenders, the financial institutions from time to time parties thereto as issuing banks, and Citibank, N.A., as administrative agent

      10.21    Employment Agreement, dated as of December 18, 1998, between the Company and Lee Goldenberg. *

      10.22    1998 Non-Employee Director Restricted Stock Plan (Incorporated by reference from Exhibit 10.1 to the
               Company's Form 10-Q for the quarter ended June 28, 1998). *

      10.23    Amendment to 1996 Non-Employee Director Stock Option Plan (Incorporated by reference from Exhibit
               10.2 to the Company's Form 10-Q for the quarter ended June 28, 1998). *

EXHIBIT NO.                                           DESCRIPTION OF EXHIBITS
-------------  -----------------------------------------------------------------------------------------------------
      10.24    Voluntary Deferred Compensation Plan for Non-Employee Directors (Incorporated by reference from
               Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 28, 1998). *

       21.1    Subsidiaries of the Company

       23.1    Consent of Ernst & Young LLP

       27.1    Financial Data Schedule

------------------------

* Exhibit is a management contract or compensatory plan or arrangement.