Form 10-K405/A
period 1999-01-03
DONNA KARAN INTERNATIONAL INC
filed 1999-04-07
CIK 1012369

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This amendment to Donna Karan International Inc.'s Form 10-K for the fiscal year ended January 3, 1999 is being filed to correct in the Report of Independent Auditors an inaccurate reference to the predecessor company.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors of
Donna Karan International Inc.

    We have audited the consolidated balance sheets of Donna Karan International Inc. and subsidiaries (the "Company") as of January 3, 1999 and December 28, 1997, and the related consolidated statements of operations, stockholders' equity and partner's capital and cash flows for each of the three years in the period ended January 3, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Donna Karan International Inc. as of January 3, 1999 and December 28, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 3, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 6, 1999

                                DONNA KARAN INTERNATIONAL INC.

                                By:  /s/ JOSEPH B. PARSONS
                                     -----------------------------------------
                                     Joseph B. Parsons
                                     EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                     AND ADMINISTRATIVE OFFICER AND TREASURER