Form 10-Q
period 1999-04-04
DONNA KARAN INTERNATIONAL INC
filed 1999-05-19
CIK 1012369

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-Q
                                 ---------------

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 4, 1999

                                       OR

          /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 1-11805

                     --------------------------------------

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



                           --------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /_/

At May 18, 1999, the Registrant had 21,599,264 shares of Common Stock outstanding.*

*Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         DONNA KARAN INTERNATIONAL INC.
                                      INDEX


PART I.       FINANCIAL INFORMATION



Item 1.    Financial Statements
                                                                                                                               PAGE

Statements of Income --
Three months ended April 4, 1999 and March 29, 1998............................................................................. 3

Balance Sheets--
   April 4, 1999 and January 3, 1999............................................................................................ 4

Statements of Cash Flows--
   Three months ended April 4, 1999 and March 29, 1998 ......................................................................... 5

Notes to Financial Statements................................................................................................... 6

Item 2.    Management's  Discussion and Analysis of
                Financial Condition and Results of Operations...................................................................11

PART II.      OTHER INFORMATION

Item 6.      Exhibits  and  Reports  on Form 8-K ...............................................................................16


                         DONNA KARAN INTERNATIONAL INC.

                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                               -------------------------------------
                                                                  APRIL 4,             MARCH 29,
                                                                    1999                  1998
                                                              -----------------      ---------------
                                                                (IN THOUSANDS, EXCEPT SHARE DATA)

  NET REVENUES.........................................           $   160,720           $   181,153
  Cost of sales........................................               113,521               138,622
                                                              -----------------      ---------------


  GROSS PROFIT.........................................                47,199                42,531
  Selling, general and administrative expenses.........                42,476                37,732
                                                              -----------------      ---------------
  OPERATING INCOME ....................................                 4,723                 4,799
  Other income (expense):
      Other, net.......................................                     -                    23
      Interest expense, net............................                  (929)                 (989)
                                                              -----------------      ---------------
  INCOME BEFORE INCOME TAXES...........................                 3,794                 3,833
  Provision for income taxes...........................                 1,631                 1,763

                                                              -----------------      ---------------
  NET INCOME ..........................................           $     2,163           $     2,070
                                                              -----------------      ---------------
                                                              -----------------      ---------------
  Net income per common share:
       Basic...........................................           $      0.10           $      0.10
                                                              -----------------      ---------------
                                                              -----------------      ---------------
       Diluted.........................................           $      0.10           $      0.10
                                                              -----------------      ---------------
                                                              -----------------      ---------------
  Weighted average common shares outstanding:
       Basic...........................................            21,599,200            21,597,800
                                                              -----------------      ---------------
                                                              -----------------      ---------------
       Diluted.........................................            21,615,700            21,627,500
                                                              -----------------      ---------------
                                                              -----------------      ---------------





                        See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                                 BALANCE SHEETS


                                                                       APRIL 4,                JANUARY 3,
                                                                         1999                     1999
                                                                   ------------------   -----------------
                                                                      (UNAUDITED)
                                                                                (IN THOUSANDS)

ASSETS

CURRENT ASSETS
    Cash and cash equivalents............................              $     8,005              $     7,448
    Accounts receivable, net of allowances of $30,614 at
        April 4, 1999 and $29,872 at January 3, 1999.....                   89,030                   70,977
    Inventories..........................................                   75,138                   89,825
    Deferred income taxes................................                   24,717                   24,688
    Prepaid expenses and other current assets............                   18,768                   18,860
                                                                   ------------------       -----------------

        TOTAL CURRENT ASSETS.............................                  215,658                  211,798
Property and equipment, net..............................                   44,031                   33,675
Deferred income taxes....................................                   15,870                   17,052
Deposits and other noncurrent assets.....................                   14,964                   16,204
                                                                   ------------------       -----------------


                                                                       $   290,523              $   278,729
                                                                   ------------------       -----------------
                                                                   ------------------       -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable.....................................              $    39,479              $    59,266
    Accrued expenses and other current liabilities.......                   49,969                   60,864
    Borrowing under revolving line of credit.............                   31,731                        -
                                                                   ------------------       -----------------
       TOTAL CURRENT LIABILITIES.........................                  121,179                  120,130
                                                                   ------------------       -----------------

Subordinated notes payable ..............................                    8,209                        -
Deferred income..........................................                   36,995                   36,495

STOCKHOLDERS' EQUITY

   Common stock, $0.01 par value, 35,000,000 shares
     authorized, shares issued 21,618,034 at
     April 4, 1999 and 21,618,034 at January 3, 1999.....                      216                      216
   Common stock Class A, $0.01 par value,18 shares
       authorized, issued and outstanding................                        -                        -
   Common stock Class B, $0.01 par value, 2 shares
       authorized, issued and outstanding................                        -                        -
   Preferred stock, $0.01 par value, 1,000,000 shares
       authorized, no shares issued and outstanding......                        -                        -
   Additional paid-in capital............................                  188,479                  188,479
   Retained deficit......................................                  (61,584)                 (63,747)
   Accumulated other comprehensive (loss)................                   (1,492)                  (1,206)
                                                                   ------------------       -----------------
                                                                           125,619                  123,742
   Less: Treasury stock, at cost (18,770 shares).........                     (443)                    (443)
         Unearned compensation...........................                   (1,036)                  (1,195)
                                                                   ------------------       -----------------
       TOTAL STOCKHOLDERS' EQUITY........................                  124,140                  122,104
                                                                   ------------------       -----------------
                                                                       $   290,523              $   278,729
                                                                   ------------------       -----------------
                                                                   ------------------       -----------------


                        See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                    THREE MONTHS ENDED
                                                                        --------------------------------------------
                                                                           APRIL 4,                   MARCH 29,
                                                                            1999                        1998
                                                                       -----------------           -----------------
                                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................           $     2,163                 $     2,070
Adjustments to reconcile net income to net cash provided by
   (used for) operating activities:
    Depreciation and amortization...........................                 3,779                       3,589
    Provision for bad debts.................................                   145                         386
    Gain on sale of affiliate...............................                     -                         (88)
    Provision for restricted stock compensation.............                   159                          80
    Amortization of deferred income.........................                (3,243)                       (360)
    Equity in earnings (loss) of affiliate..................                     -                          65
    Deferred income taxes...................................                 1,154                      (7,079)
Changes in operating assets and liabilities:

    Increase in accounts receivable.........................               (18,198)                    (21,219)
    Decrease in inventories.................................                18,473                      23,860
    Decrease in prepaid expenses and other current assets...                    93                         168
    (Increase) decrease in deposits and other noncurrent
      assets................................................                  (725)                      1,577
    Decrease in accounts payable, accrued expenses, and
      other current liabilities.............................               (22,781)                    (22,902)
    Increase in deferred income.............................                   500                      44,563
                                                                   -----------------           ------------------
       NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                (18,481)                     24,710
                                                                   -----------------           ------------------


INVESTING ACTIVITIES
    Purchase of free-standing retail stores ................                (9,200)                          -
    Proceeds from sale of affiliate.........................                     -                         646
    Purchase of property and equipment......................                (3,493)                       (458)
                                                                   -----------------           ------------------
       NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                (12,693)                        188
                                                                   -----------------           ------------------

FINANCING ACTIVITIES
    Net proceeds (repayment) of revolving credit facility...                31,731                     (20,512)
    Payments under capital lease............................                     -                         (36)
    Repayments of note payable to principal stockholder.....                     -                      (6,700)
                                                                   -----------------           ------------------
       NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES.                31,731                     (27,248)
                                                                   -----------------           ------------------

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....                   557                      (2,350)
    CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD.........                 7,448                       4,537
                                                                   -----------------           ------------------


    CASH AND CASH EQUIVALENTS AT END OF PERIOD..............           $     8,005                 $     2,187
                                                                   -----------------           ------------------
                                                                   -----------------           ------------------




                        See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the results of operations of Donna Karan International Inc. and its subsidiaries (collectively, the "Company"). The equity method of accounting was used for Donna Karan Japan, K.K., a Japanese stock company ("DKJ"), since the date the Company sold 70% of its interest in OKJ to a nonaffiliated party and until March 1998, when the Company and such nonaffiliated party sold all of their remaining outstanding shares to a subsidiary of Onward Kashiyama Co. Ltd., a Japanese public company. All significant intercompany balances and transactions have been eliminated in consolidation.

     Certain amounts in the consolidated financial statements of the prior period have been reclassified to conform to the current period presentation for comparative purposes.

     The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. On a quarterly basis, the Company's operations may vary as a result of, among other things, production and shipping schedules, the introduction of new products, and variations in the timing of certain holidays from year to year. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for a full year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999.

NET INCOME PER COMMON SHARE

     In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," net income per common share amounts ("basic EPS") were computed by dividing net income by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net income per common share amounts assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the statements of income. Income per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128.

     A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income is as follows:


                                                              THREE MONTHS ENDED
                                                     --------------------------------------
                                                        APRIL 4,              MARCH 29,
                                                           1999                   1998
                                                     -----------------        -------------
                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
NUMERATOR:
Net income attributable to common stock............     $       2,163        $       2,070
                                                        -------------        -------------

DENOMINATOR:
Weighted average common shares outstanding--
     Basic.........................................        21,599,200           21,597,800

Effect of dilutive securities: stock options.......            16,500               29,700
                                                        -------------        -------------

Weighted average common shares outstanding--
     Diluted.......................................        21,615,700           21,627,500
                                                        -------------        -------------
                                                        -------------        -------------

Basic EPS..........................................     $        0.10        $        0.10
                                                        -------------        -------------
                                                        -------------        -------------

Diluted EPS........................................     $        0.10        $        0.10
                                                        -------------        -------------
                                                        -------------        -------------

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS


INVENTORIES


       Inventory only includes those items considered saleable or usable in future periods and is stated at the lower of cost or market, with cost being determined on the first-in, first-out method.

      Inventories consist of the following:

                                                                     APRIL 4,             JANUARY 3,
                                                                       1999                  1999
                                                                  ----------------       --------------
                                                                             (IN THOUSANDS)
Raw materials.............................................          $     5,707            $     6,588
Work in process...........................................                3,488                  4,654
Finished goods............................................               65,943                 78,583
                                                                  ----------------      ---------------
                                                                    $    75,138            $    89,825
                                                                  ----------------      ---------------
                                                                  ----------------      ---------------



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

      Property and equipment consist of the following:


                                                                    APRIL 4,           JANUARY 3,
                                                                      1999                1999
                                                                 ---------------    ------------------
                                                                            (IN THOUSANDS)
Machinery, equipment, and fixtures........................       $   26,043        $   25,443
Leasehold improvements....................................           56,493            44,924
                                                                 ---------------   -------------------
                                                                     82,536            70,367
Less accumulated depreciation.............................          (38,505)          (36,692)
                                                                 ---------------   -------------------
                                                                 $   44,031        $   33,675
                                                                 ---------------   -------------------
                                                                 ---------------   -------------------


ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities are comprised of the following:


                                                                    APRIL 4,                JANUARY 3,
                                                                      1999                     1999
                                                                 ----------------       ----------------
                                                                             (IN THOUSANDS)
Accrued operating expenses.................................      $     18,027        $      16,826
Accrued compensation.......................................             7,859               13,143
Accrued restructuring and other charges....................             2,099                8,087
Unearned revenues..........................................            11,622               14,865
Accrued royalties..........................................             6,822                5,795
Accrued taxes other than income taxes......................             2,680                1,517
Other......................................................               860                  631
                                                                 ----------------       ----------------
                                                                 $     49,969               60,864
                                                                 ----------------       ----------------
                                                                 ----------------       ----------------


                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

RESTRUCTURING AND OTHER CHARGES

     For the three months ended April 4, 1999, the Company utilized approximately $6.0 million of its remaining reserves previously established in connection with its restructuring plan. The Company anticipates utilizing the remaining balance of its reserves during fiscal 1999.

PROVISION FOR INCOME TAXES

     The provision for income taxes represents federal, foreign, state and local income taxes. The effective income tax rate was 43.0% and 46.0% for the three months ended April 4, 1999 and March 29, 1998, respectively. This rate reflects the effect of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:


                                                                        APRIL 4,      MARCH 29,
                                                                          1999           1998

                                                                      -------------  -------------
     CASH PAID FOR:                                                         (IN THOUSANDS)
            Interest paid .......................................      $    822       $     745
                                                                      -------------  -------------
                                                                      -------------  -------------
            Income taxes paid....................................      $    121       $   2,882
                                                                      -------------  -------------
                                                                      -------------  -------------

     NON-CASH ACTIVITIES:
            Issuance of subordinated notes payable in
            connection with the purchase of free-standing
            retail stores .......................................      $  8,209       $      -
                                                                      -------------  -------------
                                                                      -------------  -------------


COMPREHENSIVE INCOME

     Comprehensive income, as reported by the Company, is comprised of net income and other comprehensive income, which contains gains or losses from foreign currency translation adjustments. Accumulated other comprehensive income is reflected in the accompanying consolidated balance sheets.

MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. Actual results could differ from those based upon such estimates and assumptions.

NOTE 2 -- ACQUISITIONS

     In January 1999, the Company acquired the assets of three free-standing retail stores in the United Kingdom which were previously owned and operated by affiliates of Club 21 PTE Ltd. ("Club 21"), a Singapore-based company, affiliated with Ong Beng Seng, for approximately $17.4 million. The aggregate purchase price was financed with working capital and the issuance of subordinated notes payable (the "Notes") to an affiliate of Club 21, which mature in January 2002.

     The acquisition was accounted for as a purchase, with any excess of the remaining purchase price over the estimated fair value of the assets acquired, being recorded as goodwill. Subject to certain post-closing adjustments to the purchase price, in accordance with the terms of the asset purchase agreement, the principal amount of the Notes may be adjusted in the future.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 -- COMPREHENSIVE INCOME

     Comprehensive income and its components, are as follows:


                                                            THREE MONTHS ENDED
                                                      -------------------------------
                                                        APRIL 4,          MARCH 29,
                                                          1999              1998
                                                      -------------      ------------
                                                               (IN THOUSANDS)
Net income ..................................        $      2,163       $      2,070
                                                      -------------      ------------
Other comprehensive (loss):
     Foreign currency translations ..........                (286)              (271)
                                                      -------------      ------------
     Other comprehensive (loss) .............                (286)              (271)
                                                      -------------      ------------
Comprehensive income ........................         $     1,877        $     1,799
                                                      -------------      ------------
                                                      -------------      ------------





Accumulated other comprehensive (loss) is as follows:


                                                                           FOREIGN
                                                                           CURRENCY
                                                                         TRANSLATION
                                                                       -----------------
                                                                         (IN THOUSANDS)
                 Beginning balance..............................       $   (1,206)
                 Current-period change..........................             (286)
                                                                        -----------------
                 Ending balance..................................      $   (1,492)
                                                                        -----------------
                                                                        -----------------


NOTE 4 -- SEGMENT INFORMATION

     Information related to the Company's reportable business segments is as follows:


                                               WHOLESALE       LICENSING        RETAIL         TOTAL
                                              ------------    ------------    -----------    -----------
                                                                   (IN THOUSANDS)
THREE MONTHS ENDED
APRIL 4, 1999
-------------------------
Net revenues from external
customers.........................            $  130,422      $     6,845     $ 23,453       $ 160,720
Intersegment revenues.............                17,376                -            -          17,376
Segment operating profit (loss)...                 4,679            2,636       (2,592)          4,723
Segment assets....................               233,517            2,672       54,334         290,523




THREE MONTHS ENDED
MARCH 29, 1998
-------------------------
Net revenues from external
  customers........................           $  160,902      $     4,303     $  15,948       $ 181,153
Intersegment revenues .............               10,479                -             -          10,479
Segment operating profit (loss)....                6,426            1,485        (3,112)          4,799
Segment assets.....................              248,106            1,690        34,275         284,071


                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 -- SEGMENT INFORMATION - (CONTINUED)

     Information related to the Company's geographic segments is as follows:


                                                    THREE MONTHS ENDED
                                           -------------------------------------
                                               APRIL 4,           MARCH 29,
                                                 1999                1998
                                           -----------------    ----------------
                                                      (IN THOUSANDS)
Net revenues:
   United States...........................     $  101,421           $  120,057
   Japan...................................          7,795               17,360
   Other...................................         51,504               43,736
                                           -----------------    ----------------
                                                $  160,720           $  181,153
                                           -----------------    ----------------
                                           -----------------    ----------------


NOTE 5 -- SUBSEQUENT EVENT

     On May 18, 1999, Loehmann's Inc. ("Loehmann's"), a customer of the Company, commenced bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code. To date, amounts outstanding owed to the Company for merchandise sold to Loehmann's totaled approximately $2.0 million. At this time, the Company is not able to determine what amounts, if any, may be collectible from Loehmann's.

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

     In March 1998, the Company and a nonaffiliated party sold all of their outstanding shares in Donna Karan Japan, K.K. ("DKJ") to a subsidiary of Onward Kashiyama Co. Ltd., a Japanese public company. As a result of this transaction, the Company will no longer recognize equity in earnings (loss) of affiliate. The Company also granted DKJ a 16-year exclusive license to import, manufacture, license, and/or distribute DONNA KARAN NEW YORK and DKNY products in Japan, with certain exceptions. The Company expects that over an approximately three-year period, from March 1998, DKJ will transition from importing and reselling substantially all of its products to manufacturing and selling a majority of products under this licensing agreement. As a result, with respect to its Japanese business, the Company expects to recognize decreasing revenues from its wholesale business and increasing revenues from its licensing activities.

RESULTS OF OPERATIONS

      The Company's business is comprised of wholesale, licensing, and retail activities. The Company utilizes a 52- or 53-week fiscal year ending on the Sunday nearest December 31. The following discussion provides information and analysis of the Company's results of operations for the three months ended April 4, 1999 and March 29, 1998.

      The following tables set forth certain segment data:


                                                        THREE MONTHS ENDED
                                                  --------------------------------
                                                   APRIL 4,           MARCH 29,
                                                     1999               1998
                                                  ------------      --------------
                                                             (IN MILLIONS)
Net revenues from external customers:
   By segments:
         Wholesale .........................         $ 130.4            $ 160.9
         Licensing .........................             6.8                4.3
         Retail ............................            23.5               15.9
                                                  ------------      --------------
                                                     $ 160.7            $ 181.1
                                                  ------------      --------------
                                                  ------------      --------------
   By geographic area:
         United States .....................         $ 101.4            $ 120.0
         Japan .............................             7.8               17.4
         Other .............................            51.5               43.7
                                                  ------------      --------------
                                                     $ 160.7            $ 181.1
                                                  ------------      --------------
                                                  ------------      --------------
Segment operating profit (loss):
           Wholesale .........................       $   4.7              $ 6.4
           Licensing .........................           2.6                1.5
           Retail ............................          (2.6)              (3.1)
                                                  ------------      --------------
                                                  ------------      --------------
                                                     $   4.7              $ 4.8
                                                  ------------      --------------
                                                  ------------      --------------


                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain condensed statement of income data:


                                                       THREE MONTHS ENDED
                                             ---------------------------------------
                                                 APRIL 4,             MARCH 29,
                                                   1999                 1998
                                             -----------------    ------------------
                                                    (DOLLARS IN MILLIONS)
  Net revenues .........................      $ 160.7  100.0%     $ 181.2    100.0%
  Gross profit .........................         47.2   29.4         42.5     23.5
  Selling, general and administrative
      expenses .........................         42.5   26.4         37.7     20.8
  Operating income .....................          4.7    2.9          4.8      2.6
  Net income ...........................          2.2    1.4          2.1      1.2


   NET REVENUES
      Net revenues for the three months ended April 4, 1999 decreased $20.5 million, or 11.3%, to $160.7 million as compared to net revenues of $181.2 million in the corresponding prior-year period. Excluding certain sales of merchandise to Liz Claiborne Inc. ("LCI") relating to the DKNY JEANS license in fiscal 1998, net revenues increased $0.6 million, or 0.4%, for the three months ended April 4, 1999 as compared to the corresponding prior-year period.

      Wholesale revenues for the three months ended April 4, 1999, decreased $30.5 million, or 18.9%, to $130.4 million as compared to the corresponding prior-year period. Exclusive of certain sales of merchandise to LCI (relating to the DKNY JEANS license) in the corresponding prior-year period, wholesale revenues decreased $9.5 million, or 6.8%. The decline was primarily attributable to a decrease in sales from the women's business, elimination of sales in the DKNY KIDS business which was licensed in 1998, and lower sales in the menswear businesses.

      Licensing revenues for the three months ended April 4, 1999 increased $2.5 million, or 59.1%, to $6.8 million as compared to $4.3 million in the corresponding prior-year period. The increase was primarily due to royalties from LCI associated with the DKNY JEANS and ACTIVE license, as well as growth in sales of certain other new and existing licensed products.

      Retail revenues for the three months ended April 4, 1999 increased $7.5 million, or 47.1%, to $23.5 million as compared to $15.9 million in the corresponding prior-year period. The increase was primarily attributable to: an increase in the number of outlet stores; the recent opening and acquisition of full-price free-standing retail stores; and a slight increase in comparable store sales.

   GEOGRAPHIC
      Net revenues for the United States for the three months ended April 4, 1999 decreased $18.6 million, or 15.5%, to $101.4 million as compared to the corresponding prior-year period. Exclusive of certain sales of merchandise to LCI (relating to the DKNY JEANS license) and the DKNY KIDS business in fiscal 1998, net revenues decreased $1.0 million, or 1.3%.

      Net revenues for Japan for the three months ended April 4, 1999, decreased $9.6 million, or 55.1%, as compared to the corresponding prior-year period. The decrease was primarily attributable to the planned decrease in wholesale revenues to Japan, as a result of the Company's licensing agreement with DKJ. The Company anticipates further decreases in wholesale revenues in Japan, while at the same time receiving increased royalties, as DKJ transitions its business exclusively from importing and reselling products to primarily manufacturing and selling products.

      Net revenues for other geographic areas for the three months ended April 4, 1999 increased $7.8 million, or 17.8%, as compared to the corresponding prior-year period. The increase was attributable to increased wholesale revenues and the acquisition of three free-standing retail stores in the United Kingdom.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   GROSS PROFIT
       Gross profit as a percentage of net revenues for the three months ended April 4, 1999 was 29.4%, as compared to 23.5%, for the corresponding prior-year period. Exclusive of DKNY JEANS sales to LCI, gross profit margin for the three months ended March 29, 1998 was 26.6%. The increase, exclusive of the effect of DKNY JEANS sales to LCI, primarily reflected the change in the revenue mix to higher margin full-price retail stores and licensing businesses.

   SELLING,  GENERAL AND ADMINISTRATIVE EXPENSES
      Selling, general and administrative expenses increased to 26.4% of net revenues for the three months ended April 4, 1999, as compared to 20.8% in the corresponding prior-year period. Exclusive of the effect of the DKNY JEANS sales to LCI, selling, general and administrative expenses were 23.6% of net revenues for the three months ended March 29,1998. The increase was primarily a result of the growth of the Company's full-price free-standing retail stores.

   OPERATING INCOME
      Operating income for the three months ended April 4, 1999 was comparable to the corresponding prior-year period. Increased operating profit in the licensing segment and decreased operating losses in the retail segment were offset by decreases in operating profit in the wholesale segment. The decline in the wholesale segment was primarily attributable to lower revenues in the current period, as compared to the corresponding prior-year period.

   INTEREST EXPENSE, NET
      Interest expense, net was $0.9 million for the three months ended April 4, 1999 and was comparable to that of the corresponding prior-year period.

   PROVISION FOR INCOME TAXES
     The provision for income taxes represents federal, foreign, state and local income taxes. The effective income tax rates for the three months ended April 4, 1999 and March 29, 1998 were 43.0% and 46.0%, respectively. These rates reflect the effects of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

    NET INCOME
      Net income for the three months ended April 4, 1999 was $2.2 million, as compared to $2.1 million for the corresponding prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings under its revolving credit facility. The Company's principal need for funds is to finance working capital (principally inventory and receivables), capital expenditures (including the construction of new shop-in-shops, outlet and full-price free-standing retail stores), and investments in the start up of new collections and the extension of existing collections. At April 4, 1999, the Company had cash and cash equivalents of $8.0 million, as compared to $2.2 million at March 29, 1998.

     The Company has a $150.0 million, three-year revolving credit facility (the "Facility"). The Facility is used for working capital requirements and general corporate purposes. At April 4, 1999, $31.7 million was outstanding under the Facility, as compared to $1.8 million at March 29, 1998.

     Net cash used for operating activities was $18.5 million for the three months ended April 4, 1999 as compared to net cash provided by operating activities of $24.7 million in the corresponding prior-year period. This decrease primarily reflects the Company's recording of deferred revenues associated with the Company's licensing agreements in the corresponding prior-year period and a lesser decrease in inventory, partially offset by a decrease in deferred income taxes and a lesser increase in accounts receivable. Net cash used for investing activities decreased $12.9 million for the three months ended April 4, 1999 as compared to the corresponding prior-year period, primarily due to the Company's acquisition of free-standing retail stores and increased purchases of property and equipment. Financing activities reflected

                         DONNA KARAN INTERNATIONAL INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

borrowings under the Facility and the repayment of a note payable to a principal stockholder. Net cash provided by financing activities was $31.7 million for the three months ended April 4, 1999, as compared to net cash required by financing activities of $27.2 million in the corresponding prior-year period. This change was primarily due to greater amounts outstanding under the Facility in the current period as compared with the corresponding prior-year period.

     As a matter of policy, the Company enters into forward exchange contracts with parties which are major international banks and financial institutions that have at least an "A" (or equivalent) credit rating. The Company's exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would be immaterial. Costs associated with entering into such contracts have not been material to the Company's financial results. At April 4, 1999, the Company had contracts to exchange foreign currencies in the form of forward exchange contracts in the amount of $101.5 million. There have been no significant changes in market risk that would have a material effect on the Company's calculated value-at-risk exposure, as previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

     Capital expenditures, primarily for, equipment, machinery, computers, office furniture, leasehold improvements and outlet and full-price free-standing retail stores, were approximately $3.5 million and $0.5 million for the three months ended April 4, 1999 and March 29, 1998, respectively. As of May 18, 1999, the Company had outstanding commitments for additional capital expenditures during fiscal 1999 of approximately $8.3 million. The Company anticipates that it will incur additional capital expenditures in fiscal 1999 relating to its retail business initiatives and other matters.

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

     The Company has identified those items which may require remediation and is continuing communication with its significant vendors, customers, and financial institutions about their Year 2000 state of readiness and the extent to which the failure of any of those systems may otherwise impact the Company's operations. This communication and evaluation process is ongoing.

     The costs of addressing the Year 2000 issue have not been material and based upon current information, the Company estimates that such costs are expected to continue to be immaterial. Although the Company is not currently aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the Year 2000 issues. Additionally, while the Company does not currently have the ability to track internal employee costs specifically related to the Year 2000 project, these costs are not expected to have a material impact on the Company's results of operations or financial condition.

                         DONNA KARAN INTERNATIONAL INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company currently believes that it is difficult to identify its most reasonably likely worst case Year 2000 scenario. However, a reasonable worst case scenario would be the result of failures of third parties that would continue for more than several days in various geographic areas in which the Company's products are produced and sold. Continuing failures in these areas which could affect the manufacture or shipment of Company products or limit the consumers' ability to purchase the Company's products, would most likely have a material adverse effect on the Company's results of operations. The extent of such impact cannot be reasonably estimated at this time; however, the Company is currently evaluating its alternatives with respect to contingency plans, to limit, to the extent possible, the effect of Year 2000 issues on the Company's results of operations. Any such plans would necessarily be limited to situations over which the Company can be reasonably expected to control.

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

FORWARD-LOOKING STATEMENTS

         Certain statements contained herein are forward-looking statements that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words and phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "plans" or similar expressions, are intended to identify forward-looking statements including, without limitation, the Company's expectations regarding sales, earnings, or other future financial performance and liquidity, and general statements about future operations and operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation: (i) the failure of certain key members of the Company's design teams or management, including Ms. Karan, to continue to be active in the business of the Company; (ii) the possibility of a termination of the Company's license with Gabrielle Studio, Inc., a bankruptcy of Gabrielle Studio or transfer of the stock of Gabrielle Studio; (iii) the timing and expense associated with, and effects of, the strategic initiatives being implemented by the Company, (iv) risks associated with the receipt, pricing, and timing of customer orders; (v) general competitive factors and the overall financial condition of the apparel industry, the retail industry, and the general economy; (vi) timing of and costs associated with new stores openings and the Company's economic ability to continue to open stores; (vii) a change in retailer or consumer acceptance of the Company's products; (viii) the variability of the Company's result in any period due to the seasonal nature of the business, the timing and level of the Company's sales, the timing of launch of new products and collections and opening of new doors, fashion trends, and the timing, terms, consummation, or success of any joint ventures, licenses, or other dispositions of product lines; (ix) consolidation and restructuring in the retail industry causing a decrease in the number of stores that sell the Company's products, or an increase in the ownership concentration within the retail industry; (x) social, political and economic risks to the Company's foreign operations and customers, including changes in foreign investment and trade policies and regulations of the host countries and of the United States;
(xi) risks associated with the Company's increasing royalty revenues as a percent of the Company's total revenues and risks associated with a lack of operational or financial control over the Company's licensees; (xii) changes in laws, regulations, and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (xiii) foreign currency fluctuations affecting the Company's results of operations and value of its foreign assets, the relative price at which the Company and foreign competitors sell their products in the same markets, and the Company's operating and manufacturing costs outside of the United States; (xiv) shipment delays, depletion of inventory, and increased production costs resulting from disruption at any of the Company's facilities or other causes; (xv) changes in product mix to ones which are less profitable; (xvi) the ability of the Company and third parties, including customers or suppliers, to adequately address Year 2000 issues; (xvii) infringements of the Company's trademarks and other proprietary rights, imitations or diversions of the Company's products, or inability to obtain trademark protection outside the United States for one or more of the Company's marks; (xviii) political or economic instability

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

resulting in the disruption of trade from the countries in which the Company's contractors, suppliers, licensees, or customers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes, and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restriction on transfer of funds;
(xix) the inability of a contractor to deliver the Company's products in a timely manner thereby causing the Company to miss the delivery date requirements of its customers, which in turn could result in the cancellation of orders, refusal to accept deliveries, or a reduction in the selling price; or (xx) the violation of labor or other laws by any independent manufacturer or any licensee. The Company undertakes no obligation to publicly update or revise any forward-looking statements made herein or elsewhere whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

              (a) Exhibits
                    27.1 - Financial Data Schedule

              (b) Reports on Form 8-K
                    There were no reports on Form 8-K filed by the Company during the three months ended April 4, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          DONNA KARAN INTERNATIONAL INC.
                                       (Registrant)


Date: May 19, 1999                By: /S/  JOHN D. IDOL
                                      -----------------------
                                      John D. Idol
                                      Chief Executive Officer


Date: May 19, 1999                By: /S/  JOSEPH B. PARSONS
                                      -----------------------
                                      Joseph B. Parsons
                                      Executive Vice President,
                                      Chief Financial and Administrative
                                      Officer