Form 10-Q
period 1999-07-04
DONNA KARAN INTERNATIONAL INC
filed 1999-08-18
CIK 1012369

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 4, 1999

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







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

At August 13, 1999, the Registrant had 21,600,264 shares of Common Stock outstanding.*

*Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         DONNA KARAN INTERNATIONAL INC.

                                      INDEX



PART I.       FINANCIAL INFORMATION


                                                                                                            PAGE
Item 1.    Financial Statements


           Statements of Operations -
                 Three Months and Six Months Ended July 4, 1999 and June 28, 1998.......................      3

           Balance Sheets -
                 July 4, 1999 and January 3, 1999.......................................................      4

           Statements of Cash Flows -
                 Six Months Ended July 4, 1999 and June 28, 1998........................................      5

           Notes to Financial Statements................................................................      6


Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..........................................     11


PART II.      OTHER INFORMATION


Item 4.
           Submission of Matters to a Vote of Security Holders..........................................     19


Item 6.    Exhibits and Reports on Form 8-K.............................................................     19

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                    ---------------------------------         ---------------------------------
                                                       JULY 4,            JUNE 28,              JULY 4,              JUNE 28,
                                                        1999                1998                 1999                 1998
                                                    ------------         ------------         ------------         ------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES ...............................        $    122,033         $    124,854         $    282,753         $    306,007
Cost of sales ..............................              88,395              100,153              201,916              238,775
                                                    ------------         ------------         ------------         ------------

GROSS PROFIT ...............................              33,638               24,701               80,837               67,232
Selling, general and administrative expenses              46,495               36,138               88,971               73,870
                                                    ------------         ------------         ------------         ------------

OPERATING LOSS .............................             (12,857)             (11,437)              (8,134)              (6,638)
Other income (expense):
     Other, net ............................                  --                   --                   --                   23
     Interest expense, net .................                (950)                (263)              (1,879)              (1,252)
                                                    ------------         ------------         ------------         ------------

LOSS BEFORE INCOME TAXES ...................             (13,807)             (11,700)             (10,013)              (7,867)
Income tax benefit .........................              (5,937)              (5,382)              (4,306)              (3,619)
                                                    ------------         ------------         ------------         ------------

NET LOSS ...................................        $     (7,870)        $     (6,318)        $     (5,707)        $     (4,248)
                                                    ------------         ------------         ------------         ------------
                                                    ------------         ------------         ------------         ------------
Net loss per common share:

     Basic .................................        $      (0.36)        $      (0.29)        $      (0.26)        $      (0.20)

                                                    ------------         ------------         ------------         ------------
                                                    ------------         ------------         ------------         ------------
     Diluted ...............................        $      (0.36)        $      (0.29)        $      (0.26)        $      (0.20)
                                                    ------------         ------------         ------------         ------------
                                                    ------------         ------------         ------------         ------------
Weighted average common shares outstanding:
     Basic .................................          21,599,300           21,597,800           21,599,300           21,597,800
                                                    ------------         ------------         ------------         ------------
                                                    ------------         ------------         ------------         ------------
     Diluted ...............................          21,599,300           21,587,800           21,599,300           21,597,800
                                                    ------------         ------------         ------------         ------------
                                                    ------------         ------------         ------------         ------------


                        See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                                 BALANCE SHEETS




                                                                        JULY 4,          JANUARY 3,
                                                                         1999               1999
                                                                       ---------         ---------
                                                                      (UNAUDITED)
                                                                            (IN THOUSANDS)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents ................................        $  11,240         $   7,448
     Accounts receivable, net of allowances of $25,811 at
        July 4, 1999 and $29,872 at January 3, 1999 ...........           58,368            70,977
     Inventories ..............................................           90,210            89,825
     Deferred income taxes ....................................           24,063            24,688
     Prepaid expenses and other current assets ................           17,831            18,860
                                                                       ---------         ---------
        TOTAL CURRENT ASSETS ..................................          201,712           211,798
Property and equipment, net ...................................           45,225            33,675
Deferred income taxes .........................................           22,155            17,052
Deposits and other noncurrent assets ..........................           15,951            16,204
                                                                       ---------         ---------

                                                                       $ 285,043         $ 278,729
                                                                       ---------         ---------
                                                                       ---------         ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable .........................................        $  48,550         $  59,266
     Accrued expenses and other current liabilities ...........           47,874            60,864
     Borrowing under revolving line of credit .................           25,468                --
                                                                       ---------         ---------
        TOTAL CURRENT LIABILITIES .............................          121,892           120,130
                                                                       ---------         ---------

Subordinated notes payable ....................................            8,209                --
Deferred income ...............................................           37,995            36,495

STOCKHOLDERS' EQUITY
     Common stock, $0.01 par value, 35,000,000 shares
        authorized, 21,618,034 shares issued and 21,600,764
        shares outstanding at July 4, 1999 and 21,599,264
        shares outstanding at January 3, 1999 .................              216               216
     Common stock Class A, $0.01 par value, 18 shares
        authorized, issued and outstanding ....................               --                --
     Common stock, Class B, $0.01 par value, 2 shares
        authorized, issued and outstanding ....................               --                --
     Preferred stock, $0.01 par value, 1,000,000 shares
        authorized, no shares issued and outstanding ..........               --                --
     Additional paid-in capital ...............................          188,467           188,479
     Retained deficit .........................................          (69,454)          (63,747)
     Accumulated other comprehensive (loss) ...................             (918)           (1,206)
                                                                       ---------         ---------
                                                                         118,311           123,742
     Less:  Treasury stock, at cost (17,270 and 18,770 shares)              (408)             (443)
            Unearned compensation .............................             (956)           (1,195)
                                                                       ---------         ---------
         TOTAL STOCKHOLDERS' EQUITY ...........................          116,947           122,104
                                                                       ---------         ---------

                                                                       $ 285,043         $ 278,729
                                                                       ---------         ---------
                                                                       ---------         ---------


                        See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                                                       SIX MONTHS ENDED
                                                                                  -------------------------
                                                                                   JULY 4,         JUNE 28,
                                                                                    1999             1998
                                                                                  --------         --------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
     Net loss ............................................................        $ (5,707)        $ (4,248)
     Adjustments to reconcile net loss to net cash (used for)
      provided by operating activities:
          Depreciation and amortization ..................................           7,795            6,683
          Provision for bad debts ........................................             293              759
          Amortization of deferred income ................................          (4,671)          (3,221)
          Deferred income taxes ..........................................          (4,477)          (5,766)
          Other - net ....................................................             263              136
     Changes in operating assets and liabilities:
          Decrease in accounts receivable ................................          12,316           10,442
          Decrease in inventories ........................................           3,401           24,156
          Decrease (increase) in prepaid expenses and other current assets           1,030           (2,537)
          Increase in deposits and other noncurrent assets ...............          (3,710)            (451)
          Decrease in accounts payable, accrued expenses, and
           other current liabilities .....................................         (13,804)         (26,752)
          Increase in deferred income ....................................           1,500           41,007
                                                                                  --------         --------
             NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES ........          (5,771)          40,208
                                                                                  --------         --------

INVESTING ACTIVITIES
     Purchase of free-standing retail stores .............................          (9,200)              --
     Proceeds from sale of affiliate .....................................              --              646
     Purchase of property and equipment ..................................          (6,705)          (3,550)
                                                                                  --------         --------
             NET CASH (USED FOR) INVESTING ACTIVITIES ....................         (15,905)          (2,904)
                                                                                  --------         --------
FINANCING ACTIVITIES
     Net proceeds (repayment) of revolving credit facility ...............          25,468          (22,314)
     Payments under capital lease ........................................              --              (36)
     Repayment of note payable to principal stockholder ..................              --           (6,700)
                                                                                  --------         --------
             NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ........          25,468          (29,050)
                                                                                  --------         --------

     NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................           3,792            8,254
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................           7,448            4,537
                                                                                  --------         --------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................        $ 11,240         $ 12,791
                                                                                  --------         --------
                                                                                  --------         --------


                        See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the results of operations of Donna Karan International Inc. and its subsidiaries (collectively, the "Company"). The equity method of accounting was used for Donna Karan Japan, K.K., a Japanese stock company ("DKJ"), since the date the company sold 70% of its interest in DKJ to a nonaffiliated party and until March 1998, when the Company and such nonaffiliated party sold all of their remaining outstanding shares to a subsidiary of Onward Kashiyama Co. Ltd., a Japanese public company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NET LOSS PER COMMON SHARE

     In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," net loss per common share amounts ("basic EPS") were computed by dividing net loss by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net loss per common share amounts assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options. The exercise of stock options was not included in the computation of diluted EPS, since such inclusion would have been antidilutive. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the statements of operations. Loss per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128.

     A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net loss is as follows:

                                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                     -----------------------------         -------------------------------
                                                       JULY 4,           JUNE 28,            JULY 4,            JUNE 28,
                                                        1999               1998               1999                1998
                                                     ----------         ----------         ----------         ------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
Net loss attributable to common stock .......        $   (7,870)        $   (6,318)        $   (5,707)        $     (4,248)
                                                     ----------         ----------         ----------         ------------
                                                     ----------         ----------         ----------         ------------
DENOMINATOR:
Weighted average common shares outstanding --
     Basic ..................................        21,599,300         21,597,800         21,599,300           21,597,800
Effect of dilutive securities: stock options                 --                 --                 --                   --
                                                     ----------         ----------         ----------         ------------
Weighted average common shares outstanding --
     Diluted ................................        21,599,300         21,597,800         21,599,300           21,597,800
                                                     ----------         ----------         ----------         ------------
                                                     ----------         ----------         ----------         ------------
Basis EPS ...................................        $    (0.36)        $    (0.29)        $    (0.26)        $      (0.20)
                                                     ----------         ----------         ----------         ------------
                                                     ----------         ----------         ----------         ------------
Diluted EPS .................................        $    (0.36)        $    (0.29)        $    (0.26)        $      (0.20)
                                                     ----------         ----------         ----------         ------------
                                                     ----------         ----------         ----------         ------------

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS


INVENTORIES

     Inventory only includes those items considered saleable or usable in future periods and is stated at the lower of cost or market, with cost being determined on the first-in, first-out method.

     Inventories consist of the following:

                                                    JULY 4,             JANUARY 3,
                                                    1999                  1999
                                                   -------               -------
                                                          (IN THOUSANDS)
Raw material .......................               $ 3,845               $ 6,588
Work in process ....................                 4,736                 4,654
Finished goods .....................                81,629                78,583
                                                   -------               -------
                                                   $90,210               $89,825
                                                   -------               -------
                                                   -------               -------

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

      Property and equipment consist of the following:

                                                     JULY 4,           JANUARY 3,
                                                      1999               1999
                                                    --------           --------
                                                          (IN THOUSANDS)
Machinery, equipment and fixtures ........          $ 27,107           $ 25,443
Leasehold improvements ...................            58,641             44,924
                                                    --------           --------
                                                      85,748             70,367
Less accumulated depreciation ............           (40,523)           (36,692)
                                                    --------           --------
                                                    $ 45,225           $ 33,675
                                                    --------           --------
                                                    --------           --------

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities are comprised of the following:

                                                         JULY 4,        JANUARY 3,
                                                          1999            1999
                                                        -------          -------
                                                            (IN THOUSANDS)
Accrued expenses .............................          $15,704          $16,826
Accrued compensation .........................            6,881           13,143
Accrued restructuring and other charges ......            1,980            8,087
Unearned revenues ............................           11,144           14,865
Accrued royalties ............................            6,842            5,795
Accrued taxes other than income taxes ........            3,612            1,517
Other ........................................            1,711              631
                                                        -------          -------
                                                        $47,874          $60,864
                                                        -------          -------
                                                        -------          -------

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS


RESTRUCTURING AND OTHER CHARGES

        For the six months ended July 4, 1999, the Company utilized approximately $6.1 million of its remaining reserves previously established in connection with its restructuring plan. The Company anticipates utilizing the remaining balance of its reserves during fiscal 1999.

INCOME TAX BENEFIT

        The income tax benefit represents federal, foreign, state and local income taxes. The effective income tax rate was 43.0% and 46.0% for the three and six months ended July 4, 1999 and June 28, 1998, respectively. These rates reflect the effect of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

STATEMENTS OF CASH FLOWS

     Supplemental disclosures of cash flow information:

                                                            JULY 4,      JUNE 28,
                                                             1999          1998
                                                            ------        ------
                                                              (IN THOUSANDS)
CASH PAID FOR:
       Interest paid ...............................        $1,484        $1,112
                                                            ------        ------
                                                            ------        ------
       Income taxes paid ...........................        $  249        $5,134
                                                            ------        ------
                                                            ------        ------
NON-CASH ACTIVITIES:
     Issuance of subordinated notes payable in
       connection with the purchase of free-standing
       retail stores .................................      $8,209        $   --
                                                            ------        ------
                                                            ------        ------



COMPREHENSIVE LOSS

        Comprehensive loss, as reported by the Company, is comprised of net loss and other comprehensive loss, which contains gains or losses from foreign currency translation adjustments. Accumulated other comprehensive loss is reflected in the accompanying consolidated balance sheets.

MANAGEMENT ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. Actual results could differ from those based upon such estimates and assumptions.

NOTE 2 -- ACQUISITIONS

     In January 1999, the Company acquired the assets of three free-standing retail stores in the United Kingdom which were previously owned and operated by affiliates of Club 21 PTE Ltd. ("Club 21"), a Singapore-based company affiliated with Ong Beng Seng, for approximately $17.4 million. The aggregate purchase price was financed with working capital and the issuance of subordinated notes payable (the "Notes") to an affiliate of Club 21, which mature in January 2002.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS


     The acquisition was accounted for as a purchase, with any excess of the remaining purchase price over the estimated fair value of the assets acquired, being recorded as goodwill. Subject to certain post-closing adjustments to the purchase price, in accordance with the terms of the asset purchase agreement, the principal amount of the Notes may be adjusted in the future.


NOTE 3 -- COMPREHENSIVE LOSS

        Comprehensive loss and its components, are as follows:


                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                         -----------------------        ------------------------
                                          JULY 4,        JUNE 28,        JULY 4,         JUNE 28,
                                           1999           1998            1999            1998
                                         -------         -------         -------         -------
                                                              (IN THOUSANDS)
Net loss ........................        $(7,870)        $(6,318)        $(5,707)        $(4,248)
                                         -------         -------         -------         -------
Other comprehensive loss:
    Foreign currency translations            574            (156)            288            (427)
                                         -------         -------         -------         -------
    Other comprehensive loss ....            574            (156)            288            (427)
                                         -------         -------         -------         -------
Comprehensive loss ..............        $(7,296)        $(6,474)        $(5,419)        $(4,675)
                                         -------         -------         -------         -------
                                         -------         -------         -------         -------


        Accumulated other comprehensive loss is as follows:

                                                    FOREIGN CURRENCY TRANSLATION
                                         -------------------------------------------------------
                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                         -----------------------         -----------------------
                                         JULY 4,         JUNE 28,        JULY 4,        JUNE 28,
                                          1999            1998            1999            1998
                                         -------         -------         -------         -------
                                                              (IN THOUSANDS)
Beginning balance ...............        $(1,492)        $  (726)        $(1,206)        $  (455)
Current-period change ...........            574            (156)            288            (427)
                                         -------         -------         -------         -------
Ending balance ..................        $  (918)        $  (882)        $  (918)        $  (882)
                                         -------         -------         -------         -------
                                         -------         -------         -------         -------

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 -- SEGMENT INFORMATION

     Information related to the Company's reportable business segments is as follows:

                                        WHOLESALE      LICENSING         RETAIL          TOTAL
                                        ---------      ---------         ------          -----
                                                            (IN THOUSANDS)
THREE MONTHS ENDED
JULY 4, 1999
Net revenues from external
  customers .....................        $85,384         $ 5,811         $30,838        $122,033
Intersegment revenues ...........         13,754              --              --          13,754
Segment operating profit (loss) .        (12,951)          2,032          (1,938)        (12,857)

THREE MONTHS ENDED
JUNE 28, 1998

Net revenues from external
  customers .....................        $98,422         $ 4,037         $22,395        $124,854
Intersegment revenues ...........          8,949              --              --           8,949
Segment operating profit (loss) .         (7,364)            886          (4,959)        (11,437)

SIX MONTHS ENDED
JULY 4, 1999

Net revenues from external
  customers .....................        $215,805        $12,656         $54,292        $282,753
Intersegment revenues ...........         31,132              --              --          31,132
Segment operating profit (loss) .         (8,273)          4,668          (4,529)         (8,134)
Segment assets ..................        218,029           2,575          64,439         285,043


SIX MONTHS ENDED
JUNE 28, 1998

Net revenues from external
  customers .....................        $259,324        $ 8,340         $38,343        $306,007
Intersegment revenues ...........         19,428              --              --          19,428
Segment operating profit (loss) .           (939)          2,371          (8,070)         (6,638)
Segment assets ..................        234,122           1,338          30,304         265,764



     Information related to the Company's geographic segments is as follows:

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                         ------------------------        ------------------------
                                          JULY 4,        JUNE 28,        JULY 4,         JUNE 28,
                                           1999            1998           1999             1998
                                         --------        --------        --------        --------
                                                             (IN THOUSANDS)
Net revenues:
     United States ..............         $92,793         $86,156        $194,214        $206,213
     Japan ......................           6,066          12,369          13,861          29,729
     Other ......................          23,174          26,329          74,678          70,065
                                         --------        --------        --------        --------
                                         $122,033        $124,854        $282,753        $306,007
                                         --------        --------        --------        --------
                                         --------        --------        --------        --------


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

         In March 1998, the Company and a nonaffiliated party sold all of their outstanding shares in Donna Karan Japan, K.K. ("DKJ") to a subsidiary of Onward Kashiyama Co. Ltd., a Japanese public company. As a result of this transaction, the Company will no longer recognize equity in earnings (loss) of affiliate. The Company also granted DKJ a 16-year exclusive license to import, manufacture, license, and/or distribute DONNA KARAN NEW YORK and DKNY products in Japan, with certain exceptions. The Company expects that over an approximately three-year period, from March 1998, DKJ will transition from importing and reselling substantially all of its products to manufacturing and selling a majority of products under this licensing agreement. As a result, with respect to its Japanese business, the Company expects to continue to recognize decreasing revenues from its wholesale business and increasing revenues from its licensing activities.

RESULTS OF OPERATIONS

      The Company's business is comprised of wholesale, licensing, and retail activities. The Company utilizes a 52- or 53-week fiscal year ending on the Sunday nearest December 31. The following discussion provides information and analysis of the Company's results of operations for the three and six months ended July 4, 1999 and June 28, 1998.

      The following tables set forth certain segment data:

                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                         -----------------------         -----------------------
                                          JULY 4,        JUNE 28,        JULY 4,         JUNE 28,
                                           1999           1998             1999            1998
                                         -------         -------         -------         -------
                                                             (IN MILLIONS)
Net revenues from external customers:
      By segments:
             Wholesale ..........        $  85.4         $  98.5         $ 215.8         $ 259.4
             Licensing ..........            5.8             4.0            12.7             8.3
             Retail .............           30.8            22.4            54.3            38.3
                                         -------         -------         -------         -------
                                         $ 122.0         $ 124.9         $ 282.8         $ 306.0
                                         -------         -------         -------         -------
                                         -------         -------         -------         -------
      By geographic area:
             United States ......        $  92.8         $  86.2         $ 194.2         $ 206.2
             Japan ..............            6.1            12.3            13.9            29.7
             Other ..............           23.1            26.4            74.7            70.1
                                         -------         -------         -------         -------
                                         $ 122.0         $ 124.9         $ 282.8         $ 306.0
                                         -------         -------         -------         -------
                                         -------         -------         -------         -------
Segment operating profit (loss):
             Wholesale ..........        $ (13.0)        $  (7.3)        $  (8.3)        $  (0.9)
             Licensing ..........            2.0             0.9             4.7             2.4
             Retail .............           (1.9)           (5.0)           (4.5)           (8.1)
                                         -------         -------         -------         -------
                                         $ (12.9)        $ (11.4)        $  (8.1)        $  (6.6)
                                         -------         -------         -------         -------
                                         -------         -------         -------         -------

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following table sets forth certain condensed statement of operations data:

                                                 THREE MONTHS ENDED                       SIX MONTHS ENDED
                                       ----------------------------------------      -------------------------------------
                                              JULY 4,              JUNE 28,              JULY 4,              JUNE 28,
                                               1999                  1998                  1999                 1998
                                       -------------------   ------------------      -----------------    -----------------
                                                                   (DOLLARS IN MILLIONS)
Net revenues ......................    $  122.0     100.0%   $  124.9     100.0%   $  282.8     100.0%   $  306.0     100.0%
Gross profit ......................        33.6      27.6        24.7      19.8        80.8      28.6        67.2      22.0
Selling, general and administrative
     expenses .....................        46.5      38.1        36.1      28.9        89.0      31.5        73.9      24.1
Operating loss ....................       (12.9)    (10.5)      (11.4)     (9.1)       (8.1)     (2.9)       (6.6)     (2.1)
Net loss ..........................        (7.9)     (6.4)       (6.3)     (5.0)       (5.7)     (2.0)       (4.2)     (1.4)


SECOND QUARTER FISCAL 1999 COMPARED WITH SECOND QUARTER FISCAL 1998

   NET REVENUES
       Net revenues for the three months ended July 4, 1999 decreased $2.8 million, or 2.3%, to $122.0 million as compared to net revenues of $124.9 million in the corresponding prior-year period. Excluding certain sales of merchandise to Liz Claiborne Inc. ("LCI") relating to the DKNY JEANS license in fiscal 1998, net revenues increased $2.9 million, or 2.4%, for the three months ended July 4, 1999 as compared to the corresponding prior-year period.

      Wholesale revenues for the three months ended July 4, 1999, decreased $13.0 million, or 13.2%, to $85.4 million as compared to the corresponding prior-year period. Exclusive of certain sales of merchandise to LCI (relating to the DKNY JEANS license) in the corresponding prior-year period, wholesale revenues decreased $7.3 million, or 7.9%. The decline was primarily attributable to: a decrease in sales from the womenswear businesses, primarily due to the transition of DKJ from substantially an import business to essentially a licensing business; elimination of sales from the DKNY KIDS business which was licensed in 1998; partially offset by an increase in sales from the menswear businesses.

      Licensing revenues for the three months ended July 4, 1999 increased $1.8 million, or 43.9%, to $5.8 million as compared to $4.0 million in the corresponding prior-year period. The increase was primarily due to royalties from: (i) LCI associated with the DKNY JEANS and ACTIVE license; (ii) the license with DKJ associated with the DONNA KARAN NEW YORK and DKNY products manufactured and sold in Japan, and (iii) the DKNY intimate apparel license; as well as growth in sales of certain other new and existing licensed products.

      Retail revenues for the three months ended July 4, 1999 increased $8.4 million, or 37.7%, to $30.8 million as compared to $22.4 million in the corresponding prior-year period. The increase was primarily attributable to: the recent opening and acquisition of full-price free-standing retail stores; a 7.1% increase in comparable store sales; and an increase in the number of outlet stores.

   GEOGRAPHIC
      Net revenues for the United States for the three months ended July 4, 1999 increased $6.6 million, or 7.7%, to $92.8 million as compared to the corresponding prior-year period. Exclusive of certain sales of merchandise to LCI (relating to the DKNY JEANS license) and the DKNY KIDS business in fiscal 1998, net revenues increased $12.3 million, or 15.3%. The increase was primarily attributable to increased wholesale and retail revenues.

      Net revenues for Japan for the three months ended July 4, 1999, decreased $6.3 million, or 51.0%, as compared to the corresponding prior-year period. The decrease was primarily attributable to the planned decrease in wholesale revenues to Japan, as a result of the Company's licensing agreement with DKJ. The Company anticipates further decreases in wholesale revenues in Japan while at the same time receiving increased royalties, as DKJ transitions its business exclusively from importing and reselling products to primarily manufacturing and selling products.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Net revenues for other geographic areas for the three months ended July 4, 1999 decreased $3.2 million, or 12.0%, as compared to the corresponding prior-year period.

   GROSS PROFIT
      Gross profit as a percentage of net revenues for the three months ended July 4, 1999 was 27.6%, as compared to 19.8%, for the corresponding prior-year period. Exclusive of DKNY JEANS sales to LCI, gross profit margin for the three months ended June 28, 1998 was 20.7%. The increase, exclusive of the effect of DKNY JEANS sales to LCI, primarily reflected the change in the revenue mix to higher margin licensing business and full-price retail stores.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
      Selling, general and administrative expenses increased to 38.1% of net revenues for the three months ended July 4, 1999, as compared to 28.9% in the corresponding prior-year period. Exclusive of a provision recorded for $1.7 million resulting from the bankruptcy of Loehmann's Inc. ("Loehmann's"), a customer of the Company, selling, general and administrative expenses were 36.7% of net revenues for the three months ended July 4, 1999. Exclusive of the effect of the DKNY JEANS sales to LCI, selling, general and administrative expenses were 30.3% of net revenues for the three months ended June 28, 1998. The increase was primarily a result of the growth of the Company's full-price free-standing retail stores.

   OPERATING LOSS
      Operating loss for the three months ended July 4, 1999 increased $1.4 million, or 12.4%, to $12.9 million as compared to $11.4 million in the corresponding prior-year period. Increased operating losses in the wholesale segment were partially offset by decreased operating losses in the retail segment and increased operating profits in the licensing segment. The decline in the wholesale segment was primarily attributable to lower revenues in the current period, as compared to the corresponding prior-year period, and the recording of a provision related to the Loehmann's bankruptcy.

   INTEREST EXPENSE, NET
      Interest expense, net was $0.9 million for the three months ended July 4, 1999 as compared to $0.3 million for the corresponding prior-year period. The increase was primarily attributable to higher average borrowings during fiscal 1999 as compared to fiscal 1998.

   INCOME TAX BENEFIT
      The income tax benefit represents federal, foreign, state and local income taxes. The effective income tax rates for the three months ended July 4, 1999 and June 28, 1998 were 43% and 46%, respectively. These rates reflect the effects of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

    NET LOSS
      Net loss for the three months ended July 4, 1999 was $7.9 million as compared to $6.3 million for the corresponding prior-year period. Exclusive of the effect of a provision recorded for the bankruptcy of Loehmann's, net loss for the three months ended July 4, 1999 was $6.9 million.

SIX MONTHS FISCAL 1999 COMPARED TO SIX MONTHS FISCAL 1998

   NET REVENUES
      Net revenues for the six months ended July 4, 1999 decreased $23.3 million, or 7.6%, to $282.8 million as compared to net revenues of $306.0 million in the corresponding prior-year period. Excluding certain sales of merchandise to LCI relating to the DKNY JEANS license in fiscal 1998, net revenues increased $3.5 million, or 1.2%, for the six months ended July 4, 1999 as compared to the corresponding prior-year period. The increase was attributable to increased retail and licensing revenues partially offset by lower wholesale revenues.

      Wholesale revenues for the six months ended July 4, 1999, decreased $43.5 million, or 16.8%, to $215.8 million as compared to the corresponding prior-year period. Exclusive of certain sales of merchandise to LCI (relating to the DKNY JEANS license) in the corresponding prior-year period, wholesale revenues decreased $16.8 million, or 7.2%. The decline was primarily attributable to: a decrease in sales from the womenswear businesses, primarily due to the transition of DKJ from substantially an import business to essentially a licensing business; elimination of sales from the DKNY KIDS business which was licensed in 1998; and slightly lower sales in the

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


menswear businesses; all of which was partially offset by increases in revenues from the accessories business due to an increase in footwear sales.

      Licensing revenues for the six months ended July 4, 1999 increased $4.4 million, or 53.0%, to $12.7 million as compared to $8.3 million in the corresponding prior-year period. The increase was primarily due to royalties from: (i) LCI associated with the DKNY JEANS and ACTIVE license; (ii) the license with DKJ associated with the DONNA KARAN NEW YORK and DKNY products manufactured and sold in Japan, and (iii) the DKNY intimate apparel license; as well as growth in sales of certain other new and existing licensed products.

      Retail revenues for the six months ended July 4, 1999 increased $16.0 million, or 41.8%, to $54.3 million as compared to $38.3 million in the corresponding prior-year period. The increase was primarily attributable to: the recent opening and acquisition of full-price free-standing retail stores; a 6% increase in comparable store sales; and an increase in the number of outlet stores.

   GEOGRAPHIC
      Net revenues for the United States for the six months ended July 4, 1999 decreased $12.0 million, or 5.8%, to $194.2 million as compared to the corresponding prior-year period. Exclusive of certain sales of merchandise to LCI (relating to the DKNY JEANS license) and the DKNY KIDS business in fiscal 1998, net revenues increased $19.0 million, or 10.8%. The increase was attributable to increased retail and licensing revenues partially offset by lower wholesale revenues.

      Net revenues for Japan for the six months ended July 4, 1999, decreased $15.9 million, or 53.4%, as compared to the corresponding prior-year period. The decrease was primarily attributable to the planned decrease in wholesale revenues to Japan, as a result of the Company's licensing agreement with DKJ. The Company anticipates further decreases in wholesale revenues in Japan, while at the same time receiving increased royalties, as DKJ transitions its business exclusively from importing and reselling products to primarily manufacturing and selling products.

      Net revenues for other geographic areas for the six months ended July 4, 1999 increased $4.6 million, or 6.6%, as compared to the corresponding prior-year period. The increase was primarily attributable to the acquisition of three free-standing retail stores in the United Kingdom.

   GROSS PROFIT
      Gross profit as a percentage of net revenues for the six months ended July 4, 1999 was 28.6%, as compared to 22.0%, for the corresponding prior-year period. Exclusive of DKNY JEANS sales to LCI, gross profit margin for the six months ended June 28, 1998 was 24.1%. The increase, exclusive of the effect of DKNY JEANS sales to LCI, primarily reflected the change in the revenue mix to higher margin licensing business and full-price retail stores.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
      Selling, general and administrative expenses increased to 31.5% of net revenues for the six months ended July 4, 1999, as compared to 24.1% in the corresponding prior-year period. Exclusive of a provision recorded for $1.7 million resulting from the bankruptcy of Loehmann's, selling, general and administrative expenses were 30.9% of net revenues for the six months ended July 4, 1999. Exclusive of the effect of the DKNY JEANS sales to LCI, selling, general and administrative expenses were 26.4% of net revenues for the six months ended June 28, 1998. The increase was primarily a result of the growth of the Company's full-price free-standing retail stores.

   OPERATING LOSS
      Operating loss for the six months ended July 4, 1999 increased $1.5 million, or 22.5%, to $8.1 million as compared to $6.6 million in the corresponding prior-year period. Increased operating losses in the wholesale segment were partially offset by decreased operating losses in the retail segment and increased operating profit in the licensing segment. The decline in the wholesale segment was primarily attributable to lower revenues in the current period, as compared to the corresponding prior-year period, and the recording of a provision related to the Loehmann's bankruptcy.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   INTEREST EXPENSE, NET
      Interest expense, net was $1.9 million for the six months ended July 4, 1999 as compared to $1.3 million for the corresponding prior-year period. The increase was primarily attributable to higher average borrowings during fiscal 1999 as compared to fiscal 1998.

   INCOME TAX BENEFIT
      The income tax benefit represents federal, foreign, state and local income taxes. The effective income tax rates for the six months ended July 4, 1999 and June 28, 1998 were 43% and 46%, respectively. These rates reflect the effects of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

    NET LOSS
      Net loss for the six months ended July 4, 1999 was $5.7 million, as compared to $4.2 million for the corresponding prior-year period. Exclusive of the effect of a provision recorded for the bankruptcy of Loehmann's, net loss for the six months ended July 4, 1998 was $4.7 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings under its revolving credit facility. The Company's principal need for funds is to finance working capital (principally inventory and receivables), capital expenditures (including the construction of new and renovation of existing shop-in-shops, outlet and full-price free-standing retail stores), and investments in the start up of new collections and the extension of existing collections. At July 4, 1999, the Company had cash and cash equivalents of $11.2 million, as compared to $12.8 million at June 28, 1998.

      The Company has a $150.0 million, three-year revolving credit facility (the "Facility") through January 2001. The Facility is used for working capital requirements and general corporate purposes. At July 4, 1999, the Company had $25.5 million outstanding under the Facility, as compared to no amounts outstanding at June 28, 1998.

      Net cash used for operating activities was $5.8 million for the six months ended July 4, 1999 as compared to net cash provided by operating activities of $40.2 million in the corresponding prior-year period. This decrease primarily reflects the Company's recording of deferred revenues associated with the Company's licensing agreements in the corresponding prior-year period and a lesser decrease in inventory, partially offset by a lesser increase in deferred income taxes, a greater decrease in accounts receivable and a lesser decrease in accounts payable, accrued expenses and other current liabilities. Net cash used for investing activities was $15.9 million for the six months ended July 4, 1999 as compared to $2.9 million in the corresponding prior-year period. The increase was due to the Company's acquisition of free-standing retail stores and increased purchases of property and equipment. Financing activities reflected borrowings under the Facility and the repayment of a note payable to a principal stockholder. Net cash provided by financing activities was $25.5 million for the six months ended July 4, 1999, as compared to net cash required by financing activities of $29.0 million in the corresponding prior-year period. This change was primarily due to greater amounts outstanding under the Company's Facility in the current period as compared with the corresponding prior-year period.

      As a matter of policy, the Company enters into forward exchange contracts with parties which are major international banks and financial institutions that have at least an "A" (or equivalent) credit rating. The Company's exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would be immaterial. Costs associated with entering into such contracts have not been material to the Company's financial results. At July 4, 1999, the Company had contracts to exchange foreign currencies in the form of forward exchange contracts in the amount of $99.4 million. There have been no significant changes in market risk that would have a material effect on the Company's calculated value-at-risk exposure, as previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

      Capital expenditures primarily for equipment, machinery, computers, office furniture, leasehold improvements and outlet and full-price free-standing retail stores, were approximately $6.7 million and $3.6 million for the six months ended July 4, 1999 and June 28, 1998, respectively. As of August 17, 1999, the

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Company had outstanding commitments for additional capital expenditures during fiscal 1999 of approximately $6.4 million. The Company anticipates that it will incur additional capital expenditures in fiscal 1999 relating to its retail business initiatives and other matters.

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

     YEAR 2000

     The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including purchasing, inventory management, pricing, sales, shipping, and financial reporting, as well as in various administrative functions. The Company is in the process of addressing the Year 2000 issue, and as a result of this process, the Company has identified three phases of its Year 2000 project: i) inventory, ii) assessment, and iii) remediation and testing. The Company has completed its inventory and assessment of substantially all internal computer systems and application software, and plans for establishing compliance have been developed. These plans include, among other things: which non-compliant hardware and software will be remediated, upgraded, or replaced, the timetable and resources (both internal and external) required to achieve those objectives, and the estimated costs. The Company has made substantial progress toward completion of its Year 2000 testing, remediation and implementation of internal system upgrades and will be continuously monitoring and testing these systems through the end of 1999.

     The Company has been communicating, and continues to communicate, with its significant vendors, customers, transportation carriers, and financial institutions about the status of their Year 2000 state of readiness and the extent to which the failure of any of those systems may otherwise impact the Company's operations. This process includes the solicitation of written responses to questionnaires about their plans to address the Year 2000 issue, however the Company is not able to require remediation actions by such parties, and as such, may have to revert to manual methods, for avoiding or mitigating the effects of their lack of Year 2000 readiness.

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

     The Company currently believes that it is difficult to identify its most reasonably likely worst case Year 2000 scenario. However, a reasonable worst case scenario would be the result of failures of third parties (such as customers, suppliers, licensees, transportation carriers, governmental agencies, utility and other general service providers) that would continue for more than several days in various geographic areas in which the Company's products are produced and sold. Continuing failures in these areas which could affect the manufacture or shipments

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


of Company products or limit the consumers' ability to purchase the Company's products, would most likely have a material adverse effect on the Company's results of operations. The extent of such impact cannot be reasonably estimated at this time; however, the Company is currently evaluating its alternatives with respect to contingency plans, to limit, to the extent possible, the effect of Year 2000 issues on the Company's results of operations. Any such plans would necessarily be limited to situations over which the Company can be reasonably expected to control. In any event, even where the Company may develop contingency plans, there can be no assurance that such plans will address all of the problems that may arise, or that such plans, even if implemented will be successful. The Company's Year 2000 efforts are ongoing and our overall plan, including the development of our contingency plans, will continue to evolve and be modified to take into account new information when it becomes available.

ACCOUNTING STANDARDS

         In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date of SFAS No.133 until June 15, 2000. The Company is still determining the effects, of adopting SFAS No.133, will have on its financial position or the results of its operations.

FORWARD-LOOKING STATEMENTS

      Certain statements contained herein are forward-looking statements that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words and phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "plans" or similar expressions, are intended to identify forward-looking statements including, without limitation, the Company's expectations regarding sales, earnings, or other future financial performance and liquidity, and general statements about future operations and operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation: (i) the failure of certain key members of the Company's design teams or management, including Ms. Karan, to continue to be active in the business of the Company; (ii) the possibility of a termination of the Company's license with Gabrielle Studio, Inc., a bankruptcy of Gabrielle Studio or transfer of the stock of Gabrielle Studio; (iii) the timing and expense associated with, and effects of, the strategic initiatives being implemented by the Company, (iv) risks associated with the receipt, pricing, and timing of customer orders; (v) general competitive factors and the overall financial condition of the apparel industry, the retail industry, and the general economy; (vi) timing of and costs associated with new stores openings and the Company's economic ability to continue to open stores; (vii) a change in retailer or consumer acceptance of the Company's products; (viii) the variability of the Company's results in any period due to the seasonal nature of the business, the timing and level of the Company's sales, the timing of launch of new products and collections and opening of new doors, fashion trends, and the timing, terms, consummation, or success of any joint ventures, licenses, or other dispositions of product lines; (ix) consolidation and restructuring in the retail industry causing a decrease in the number of stores that sell the Company's products, or an increase in the ownership concentration within the retail industry; (x) social, political and economic risks to the Company's foreign operations and customers, including changes in foreign investment and trade policies and regulations of the host countries and of the United States;
(xi) risks associated with the Company's increasing royalty revenues as a percent of the Company's total revenues and risks associated with a lack of operational or financial control over the Company's licensees; (xii) changes in laws, regulations, and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (xiii) foreign currency fluctuations affecting the Company's results of operations and value of its foreign assets, the relative price at which the Company and foreign competitors sell their products in the same markets, and the Company's operating and manufacturing costs outside of the United States; (xiv) shipment delays, depletion of inventory, and increased production costs resulting from disruption at any of the Company's facilities or other causes; (xv) changes in product mix to ones which are less profitable; (xvi) the ability of the Company and third parties, including customers or suppliers, to adequately address Year 2000 issues; (xvii) infringements of the Company's trademarks and other proprietary rights, imitations or diversions of the Company's products, or inability to obtain trademark protection outside the United States for one or more of the trademarks which the Company utilizes; (xviii)

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


political or economic instability resulting in the disruption of trade from the countries in which the Company's contractors, suppliers, licensees, or customers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes, and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restriction on transfer of funds; (xix) the inability of a contractor to deliver the Company's products in a timely manner thereby causing the Company to miss the delivery date requirements of its customers, which in turn could result in the cancellation of orders, refusal to accept deliveries, or a reduction in the selling price; or (xx) the violation of labor or other laws by any independent manufacturer or any licensee. The Company undertakes no obligation to publicly update or revise any forward-looking statements made herein or elsewhere, whether as a result of new information, future events or otherwise.

                         DONNA KARAN INTERNATIONAL INC.

         PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Annual Meeting of the Stockholders of the Company was held on May 26, 1999.

         (b)      The following directors were elected at the Annual Meeting of
                  Stockholders: Donna Karan and Ann McLaughlin, as Class III Directors for a three-year term expiring at the 2002 Annual Meeting.

         (c)     (i) Each person elected as a director received the number of votes indicated beside her name:

             Name                          Votes For           Votes Withheld
             ----                          ---------           --------------
             Donna Karan                  18,923,366               119,365
             Ann McLaughlin               18,951,264                91,467


                 (ii) 18,985,507 votes were cast for and 45,545 votes were
                      cast against the ratification of the selection of Ernst & Young LLP as auditors for the Company. Abstentions totaled 11,679.


         Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits -
                     27.1 -  Financial Data Schedule.

         (b)      Current Reports on Form 8-K
                  There were no current reports on Form 8-K filed by the Company during the three months ended July 4, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DONNA KARAN INTERNATIONAL INC.
                                                       (Registrant)


Date: August 18, 1999                        By:   /s/  John D. Idol
                                                   -----------------------
                                                    John D. Idol
                                                    Chief Executive Officer



Date: August 18, 1999                        By:   /s/  Joseph B. Parsons
                                                   -----------------------
                                                  Joseph B. Parsons
                                                  Executive Vice President,
                                                  Chief Financial and
                                                  Administrative  Officer