Form 10-Q
period 1999-10-03
DONNA KARAN INTERNATIONAL INC
filed 1999-11-17
CIK 1012369

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q
                                    ---------

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 3, 1999

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 1-11805

                       ----------------------------------

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

At November 12, 1999, the Registrant had 21,600,264 shares of Common Stock outstanding.*

*Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.






===============================================================================

                         DONNA KARAN INTERNATIONAL INC.

                                      INDEX






PART I.       FINANCIAL INFORMATION


                                                                                                             PAGE

Item 1.    Financial Statements


           Statements of Operations -
                 Three Months and Nine Months Ended October 3, 1999 and September 27, 1998..............      3

           Balance Sheets -
                 October 3, 1999 and January 3, 1999....................................................      4

           Statements of Cash Flows -
                 Nine Months Ended October 3, 1999 and September 27, 1998...............................      5

           Notes to Financial Statements................................................................      6


Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..........................................     11


PART II.      OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.............................................................     18


                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                   -----------------------------------  -----------------------------------
                                                     OCTOBER 3,       SEPTEMBER 27,      OCTOBER 3,     SEPTEMBER 27,
                                                        1999               1998            1999            1998
                                                   ----------------  -----------------  ----------------- -----------------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

NET REVENUES..................................   $    202,511      $    170,569      $    485,264      $    476,576
Cost of sales.................................        130,013           120,343           331,929           359,118
                                                 ------------      ------------      ------------      ------------

GROSS PROFIT..................................         72,498            50,226           153,335           117,458
Selling, general and administrative expenses..         48,568            35,701           137,539           109,571
                                                 ------------      ------------      ------------      ------------

OPERATING INCOME..............................         23,930            14,525            15,796             7,887
Other income (expense):
     Other, net...............................             --                --                --                23
     Interest expense, net....................         (1,209)             (516)           (3,088)           (1,768)
                                                 ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES....................         22,721            14,009            12,708             6,142
Income tax expense............................          9,770             6,444             5,464             2,825
                                                 ------------      ------------      ------------      ------------

NET INCOME....................................   $     12,951      $      7,565      $      7,244      $      3,317
                                                 ============      ============      ============      ============

Net income per common share:
     Basic...................................    $       0.60      $       0.35      $       0.34      $       0.15
                                                 ============      ============      ============      ============
     Diluted.................................    $       0.60      $       0.35      $       0.33      $       0.15
                                                 ============      ============      ============      ============

Weighted average common shares outstanding:
     Basic...................................      21,599,300        21,597,800        21,599,300        21,597,800
                                                 ============      ============      ============      ============
     Diluted.................................      21,728,100        21,615,900        21,702,400        21,642,400
                                                 ============      ============      ============      ============



                       See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                                 BALANCE SHEETS


                                                                     OCTOBER 3,   JANUARY 3,
                                                                        1999         1999
                                                                     ----------   ----------
                                                                    (UNAUDITED)
                                                                        (IN THOUSANDS)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents.................................    $   4,073     $   7,448
     Accounts receivable, net of allowances of $28,153 at
        October 3, 1999 and $29,872 at January 3, 1999.........       96,338        70,977
     Inventories...............................................       83,495        89,825
     Deferred income taxes.....................................       22,335        24,688
     Prepaid expenses and other current assets.................       16,170        18,860
                                                                   ---------     ---------
        TOTAL CURRENT ASSETS...................................      222,411       211,798
Property and equipment, net....................................       47,171        33,675
Deferred income taxes..........................................       15,542        17,052
Deposits and other noncurrent assets...........................       14,856        16,204
                                                                   ---------     ---------
                                                                   $ 299,980     $ 278,729
                                                                   =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable.........................................     $  43,686     $  59,266
     Accrued expenses and other current liabilities...........        61,776        60,864
     Borrowing under revolving line of credit.................        29,325            --
                                                                   ---------     ---------
        TOTAL CURRENT LIABILITIES.............................       134,787       120,130
                                                                   ---------     ---------

Subordinated notes payable....................................         8,209            --
Deferred income...............................................        27,137        36,495

STOCKHOLDERS' EQUITY
     Common stock, $0.01 par value, 35,000,000 shares
        authorized, 21,618,034 shares issued and 21,600,264
        shares outstanding at October 3, 1999 and 21,599,264
        shares outstanding at January 3, 1999.................           216           216
     Common stock Class A, $0.01 par value, 18 shares
        authorized, issued and outstanding....................            --            --
     Common stock, Class B, $0.01 par value, 2 shares
        authorized, issued and outstanding....................            --            --
     Preferred stock, $0.01 par value, 1,000,000 shares
        authorized, no shares issued and outstanding..........            --            --
     Additional paid-in capital...............................       188,459       188,479
     Retained deficit.........................................       (56,503)      (63,747)
     Accumulated other comprehensive (loss)...................        (1,064)       (1,206)
                                                                   ---------     ---------
                                                                     131,108       123,742
     Less:  Treasury stock, at cost (17,770 and 18,770 shares)          (384)         (443)
            Unearned compensation.............................          (877)       (1,195)
                                                                   ---------     ---------
         TOTAL STOCKHOLDERS' EQUITY...........................       129,847       122,104
                                                                   ---------     ---------
                                                                   $ 299,980     $ 278,729
                                                                   =========     =========

                       See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            NINE MONTHS ENDED
                                                                                      ----------------------------
                                                                                      OCTOBER 3,     SEPTEMBER 27,
                                                                                         1999             1998
                                                                                      ----------     -------------
                                                                                           (IN THOUSANDS)

OPERATING ACTIVITIES
     Net income.............................................................            $  7,244     $  3,317
     Adjustments to reconcile net income to net cash (used for) provided by operating activities:
          Depreciation and amortization.....................................              13,085       10,292
          Provision for bad debts...........................................               1,697        1,134
          Amortization of deferred income...................................             (11,786)      (5,553)
          Deferred income taxes.............................................               3,863       (2,086)
          Other - net.......................................................                 357          240
     Changes in operating assets and liabilities:
          Increase in accounts receivable...................................             (27,058)     (15,877)
          Decrease in inventories...........................................              10,116       35,216
          Decrease (increase) in prepaid expenses and other current assets..               2,690       (2,360)
          Increase in deposits and other noncurrent assets..................              (5,323)      (2,656)
          Increase (decrease) in accounts payable, accrued expenses, and
           other current liabilities........................................               2,206      (29,281)
          (Decrease) increase in deferred income............................              (9,358)      38,811
                                                                                        --------     --------
             NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES...........             (12,267)      31,197
                                                                                        --------     --------

INVESTING ACTIVITIES
     Purchase of free-standing retail stores................................              (9,200)         --
     Proceeds from sale of affiliate........................................                --            646
     Purchase of property and equipment.....................................             (11,233)      (5,456)
                                                                                        --------     --------
             NET CASH (USED FOR) INVESTING ACTIVITIES.......................             (20,433)      (4,810)
                                                                                        --------     --------

FINANCING ACTIVITIES
     Net proceeds (repayment) of revolving credit facility..................              29,325      (20,116)
     Payments under capital lease...........................................                --            (36)
     Repayment of note payable to principal stockholder.....................                --         (6,700)
                                                                                        --------     --------
             NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES...........              29,325      (26,852)
                                                                                        --------     --------

     NET DECREASE IN CASH AND CASH EQUIVALENTS..............................              (3,375)        (465)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................               7,448        4,537
                                                                                        --------     --------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................            $  4,073     $  4,072
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

     A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income is as follows:

                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 -------------------------------   --------------------------
                                                  OCTOBER 3,       SEPTEMBER 27,   OCTOBER 3,   SEPTEMBER 27,
                                                     1999               1998          1999           1998
                                                 -----------       -------------   ---------------    -------
                                                             ( DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NUMERATOR:
Net income attributable to common stock.....     $    12,951    $     7,565       $     7,244    $     3,317
                                                 ===========    ===========       ===========    ===========

DENOMINATOR:
Weighted average common shares outstanding --
    Basic...................................      21,599,300     21,597,800        21,599,300     21,597,800
Effect of dilutive securities: stock options         128,800         18,100           103,100         44,600
                                                 -----------    -----------       -----------    -----------
Weighted average common shares outstanding --
    Diluted.................................      21,728,100     21,615,900        21,702,400     21,642,400
                                                 ===========    ===========       ===========    ===========

Basic EPS...................................     $      0.60    $      0.35       $      0.34    $      0.15
                                                 ===========    ===========       ===========    ===========
Diluted EPS.................................     $      0.60    $      0.35       $      0.33    $      0.15
                                                 ===========    ===========       ===========    ===========


                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS



INVENTORIES

        Inventory only includes those items considered saleable or usable in future periods and is stated at the lower of cost or market, with cost being determined on the first-in, first-out method.

     Inventories consist of the following:

                                                          OCTOBER 3,          JANUARY 3,
                                                             1999                1999
                                                        ---------------     ----------------
                                                                  (IN THOUSANDS)

Raw material.........................................   $        2,596      $        6,588
Work in process......................................            3,385               4,654
Finished goods.......................................           77,514              78,583
                                                        ---------------     ----------------
                                                        $       83,495      $       89,825
                                                        ===============     ================



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

      Property and equipment consist of the following:

                                                           OCTOBER 3,     JANUARY 3,
                                                              1999           1999
                                                         ------------     ----------
                                                                 (IN THOUSANDS)

Machinery, equipment and fixtures....................    $   28,145      $   25,443
Leasehold improvements...............................        62,132          44,924
                                                         -----------     ------------
                                                             90,277          70,367
Less accumulated depreciation........................       (43,106)        (36,692)
                                                         -----------     ------------
                                                         $   47,171      $   33,675
                                                         ===========     ============



ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities are comprised of the following:

                                                               OCTOBER 3,      JANUARY 3,
                                                                  1999            1999
                                                               ----------      ----------
                                                                       (IN THOUSANDS)


Accrued expenses.....................................        $   12,101       $  16,826
Accrued compensation.................................            12,683          13,143
Accrued restructuring and other charges..............             1,970           8,087
Unearned revenues....................................            17,514          14,865
Accrued royalties....................................            10,145           5,795
Accrued taxes other than income taxes................             3,420           1,517
Accrued income taxes.................................             3,142              45
Other................................................               801             586
                                                             ------------     ----------
                                                             $   61,776       $  60,864
                                                             ============     ==========


                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS


RESTRUCTURING AND OTHER CHARGES

        For the nine months ended October 3, 1999, the Company utilized approximately $6.1 million of its remaining reserves previously established in connection with its fiscal 1997 restructuring plan. The Company anticipates utilizing the remaining balance of its reserves during fiscal 1999.

PROVISION FOR INCOME TAXES

        The provision for income taxes represents federal, foreign, state and local income taxes. The effective income tax rate was 43.0% for the three and nine months ended October 3, 1999 and 46.0% for the three and nine months ended September 27, 1998. These rates reflect the effect of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

STATEMENTS OF CASH FLOWS

     Supplemental disclosures of cash flow information:

                                                                      OCTOBER 3,  SEPTEMBER 27,
                                                                         1999         1998
                                                                      ----------  -------------
                                                                           (IN THOUSANDS)

     CASH PAID FOR:
            Interest paid .......................................     $   2,449        $   1,282
                                                                      ==========       ==========
            Income taxes paid....................................     $     435        $   6,009
                                                                      ==========       ==========
     NON-CASH ACTIVITIES:
            Issuance of subordinated notes payable in
            connection with the purchase of free-standing
            retail stores .......................................     $   8,209        $       -
                                                                      ==========       ==========



COMPREHENSIVE INCOME

     Comprehensive income, as reported by the Company, is comprised of net income and other comprehensive (loss) income, which contains gains or losses from foreign currency translation adjustments. Accumulated other comprehensive loss is reflected in the accompanying consolidated balance sheets.

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

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 -- COMPREHENSIVE INCOME

        Comprehensive income and its components, are as follows:


                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                           -------------------------     ----------------------------
                                           OCTOBER 3,  SEPTEMBER 27,      OCTOBER 3,    SEPTEMBER 27,
                                              1999          1998             1999            1998
                                           ----------  -------------     -----------    -------------
                                                                 (IN THOUSANDS)

Net income............................    $ 12,951     $  7,565          $  7,244        $  3,317
                                          --------     --------          --------        --------
Other comprehensive (loss) income:
     Foreign currency translations....        (146)         (37)              142            (464)
                                          --------     --------          --------        --------
     Other comprehensive (loss) income        (146)         (37)              142            (464)
                                          --------     --------          --------        --------
Comprehensive income..................    $ 12,805     $  7,528          $  7,386        $  2,853
                                          ========     ========          ========        ========



        Accumulated other comprehensive (loss) is as follows:

                                                                  FOREIGN CURRENCY TRANSLATION
                                         -------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED                        NINE MONTHS ENDED
                                         -------------------------------------    --------------------------------------
                                            OCTOBER 3,         SEPTEMBER 27,         OCTOBER 3,           SEPTEMBER 27,
                                              1999                 1998                 1999                  1998
                                         ----------------    -----------------    -----------------    -----------------
                                                                         (IN THOUSANDS)

     Beginning balance..................  $   (918)        $     (882)            $ (1,206)                $ (455)
     Current-period change..............      (146)               (37)                 142                   (464)
                                            -------          ---------              -------                  -----
     Ending balance.....................  $ (1,064)        $     (919)            $ (1,064)                $ (919)
                                            =======          =========              =======                  =====



NOTE 4 -- SEGMENT INFORMATION

          Information related to the Company's reportable business segments is as follows:

                                                        WHOLESALE    LICENSING         RETAIL      TOTAL
                                                       ----------    ---------         ------      -----
                                                                           (IN THOUSANDS)

THREE MONTHS ENDED
OCTOBER 3, 1999
---------------------------
Net revenues from external customers........        $153,371         $ 13,662         $ 35,478     $ 202,511
Intersegment revenues.......................          27,295                -                -        27,295
Segment operating profit (loss).............          15,959            8,708             (737)       23,930











THREE MONTHS ENDED
SEPTEMBER 27, 1998
----------------------------
Net revenues from external customers........        $141,522         $  4,898         $ 24,149     $ 170,569
Intersegment revenues.......................          18,150                -                -        18,150
Segment operating profit (loss).............          16,662            2,513           (4,650)       14,525



                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 -- SEGMENT INFORMATION  (CONTINUED)





                                                    WHOLESALE     LICENSING        RETAIL        TOTAL
                                                    ----------    ---------        ------        -----
                                                                           (IN THOUSANDS)

NINE MONTHS ENDED
OCTOBER 3, 1999
---------------------------
Net revenues from external customers                $ 369,173     $ 26,318       $  89,773      $ 485,264
Intersegment revenues...............                   58,427            -               -         58,427
Segment operating profit (loss).....                    7,686       13,376          (5,266)        15,796
Segment assets......................                  223,243        5,757          70,980        299,980

NINE MONTHS ENDED
SEPTEMBER 27, 1998
---------------------------
Net revenues from external customers               $  400,847     $ 13,238       $  62,491      $ 476,576
Intersegment revenues...............                   37,578            -               -         37,578
Segment operating profit (loss).....                   15,723        4,884         (12,720)         7,887
Segment assets......................                  233,508        1,387          33,678        268,573



     Information related to the Company's geographic segments is as follows:

                                                          THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                ---------------------------------------  --------------------------------------
                                                    OCTOBER 3,         SEPTEMBER 27,        OCTOBER 3,         SEPTEMBER 27,
                                                       1999                1998                1999                1998
                                                -----------------   ------------------  ------------------  ------------------
                                                                               (IN THOUSANDS)

Net revenues:
       United States.......................      $ 140,864         $ 112,469             $ 335,078             $ 318,682
       Japan...............................          7,413            10,513                21,274                40,242
       Other...............................         54,234            47,587               128,912               117,652
                                                  ----------       ----------            ---------               --------
                                                 $ 202,511         $ 170,569             $ 485,264             $ 476,576
                                                  ==========       ==========            =========               ========



NOTE 5 -- SUBSEQUENT EVENTS

       On November 2, 1999, the Company announced that it is implementing a series of strategic initiatives intended to further reduce costs, increase efficiencies and focus on key business areas. The strategic initiatives include consolidating the Donna Karan New York and DKNY womens' divisions, integrating the marketing and public relations functions into one unit, closing seven non-performing outlet stores, recognizing an impairment of under-performing assets and certain other non-recurring charges. The restructuring charge relates to division consolidations, asset write-downs, personnel related expenses, the closing of non-performing outlet stores and certain other non-recurring charges. Restructuring and other charges to be recorded in the fourth quarter of fiscal 1999 related to these strategic initiatives are estimated to be approximately $11.0 million.

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

RESULTS OF OPERATIONS

      The Company's business is comprised of wholesale, licensing, and retail activities. The Company utilizes a 52- or 53-week fiscal year ending on the Sunday nearest December 31. The following discussion provides information and analysis of the Company's results of operations for the three and nine months ended October 3, 1999 and September 27, 1998.

      The following tables set forth certain segment data:

                                                      THREE MONTHS ENDED                       NINE MONTHS ENDED
                                            ---------------------------------------- --------------------------------------
                                               OCTOBER 3,          SEPTEMBER 27,        OCTOBER 3,         SEPTEMBER 27,
                                                  1999                 1998                1999                1998
                                            ------------------  -------------------- ------------------  ------------------
                                                                             (IN MILLIONS)
 Net revenues from external customers:
      By segments:

             Wholesale...................   $          153.4    $            141.5   $         369.2     $          400.8
             Licensing...................               13.7                   4.9              26.3                 13.2
             Retail......................               35.4                  24.2              89.8                 62.6
                                            ------------------  -------------------- ------------------  ------------------
                                            $          202.5    $            170.6   $         485.3     $          476.6
                                            ==================  ==================== ==================  ==================
      By geographic area:
             United States...............   $          140.9    $            112.5   $         335.1     $          318.7
             Japan.......................                7.4                  10.5              21.3                 40.2
             Other.......................               54.2                  47.6             128.9                117.7
                                            ------------------  -------------------- ------------------  ------------------
                                            $          202.5    $            170.6   $         485.3     $          476.6
                                            ==================  ==================== ==================  ==================

Segment operating profit (loss):
             Wholesale...................   $           16.0    $             16.6   $           7.7     $           15.7
             Licensing...................                8.7                   2.5              13.4                  4.9
             Retail......................               (0.8)                 (4.6)             (5.3)               (12.7)
                                            ------------------  -------------------- ------------------  ------------------
                                            $           23.9    $             14.5   $          15.8     $            7.9
                                           ==================  ====================  =================  ==================


                         DONNA KARAN INTERNATIONAL INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The following table sets forth certain condensed statement of operations data:

                                                     THREE MONTHS ENDED                          NINE MONTHS ENDED
                                          -----------------------------------------  ------------------------------------------
                                              OCTOBER 3,          SEPTEMBER 27,          OCTOBER 3,            SEPTEMBER 27,
                                                 1999                  1998                 1999                   1998
                                          -------------------   -------------------  --------------------  --------------------
                                                                             (DOLLARS IN MILLIONS)
Net revenues................................ $ 202.5  100.0%    $   170.6   100.0%   $    485.3   100.0%     $  476.6   100.0%
Gross profit................................    72.5   35.8          50.2    29.4         153.3    31.6         117.5    24.7
Selling, general and administrative
  expenses..................................    48.6   24.0          35.7    20.9         137.5    28.3         109.6    23.0
Operating income............................    23.9   11.8          14.5     8.5          15.8     3.3           7.9     1.7
Net income..................................    13.0    6.4           7.6     4.5           7.2     1.5           3.3     0.7


THIRD QUARTER FISCAL 1999 COMPARED WITH THIRD QUARTER FISCAL 1998

   NET REVENUES
       Net revenues for the three months ended October 3, 1999 increased $31.9 million, or 18.7%, to $202.5 million as compared to net revenues of $170.6 million in the corresponding prior-year period. Excluding the one-time recognition of $5.0 million of deferred revenue in fiscal 1999, relating to the Estee Lauder Inc. ("ELI") beauty license consummated in fiscal 1997, net revenues increased $26.9 million, or 15.8%, for the three months ended October 3, 1999 as compared to the corresponding prior-year period.

      Wholesale revenues for the three months ended October 3, 1999, increased $11.8 million, or 8.4%, to $153.4 million as compared to $141.5 million in the corresponding prior-year period. The increase was primarily attributable to an increase in sales from the menswear business, DKNY shoes and DKNY accessories.

      Licensing revenues for the three months ended October 3, 1999 increased $8.8 million, or 178.9%, to $13.7 million as compared to $4.9 million in the corresponding prior-year period. Exclusive of the one-time recognition of deferred revenue recognized as a result of satisfying certain conditions of the ELI beauty license, licensing revenues increased $3.8 million or 76.8%. The increase was primarily due to royalties from LCI associated with the DKNY JEANS and ACTIVE license, as well as growth in sales of certain other new and existing licensed products.

      Retail revenues for the three months ended October 3, 1999 increased $11.3 million, or 46.9%, to $35.5 million as compared to $24.1 million in the corresponding prior-year period. The increase was primarily attributable to: the recent opening and acquisition of full-price free-standing retail stores; an increase in the number of outlet stores; and a 8.1% increase in comparable store sales.

   GEOGRAPHIC
      Net revenues for the United States for the three months ended October 3, 1999 increased $28.4 million, or 25.2%, to $140.9 million as compared to the corresponding prior-year period. Exclusive of the one-time recognition of deferred revenue relating to ELI in fiscal 1999, net revenues increased $23.2 million, or 20.8%.

      Net revenues for Japan for the three months ended October 3, 1999, decreased $3.1 million, or 29.5%, as compared to the corresponding prior-year period. The decrease was primarily attributable to the planned decrease in wholesale revenues to Japan, as a result of the Company's licensing agreement with DKJ. The Company anticipates, further decreases in wholesale revenues in Japan, while at the same time receiving increased royalties, as DKJ transitions its business exclusively from importing and reselling products to primarily manufacturing and selling products.

      Net revenues for other geographic areas for the three months ended October 3, 1999 increased $6.6 million, or 14.0%, as compared to the corresponding prior-year period. The increase was primarily attributable to increased wholesale revenues and the acquisition of three free-standing retail stores in the United Kingdom.

                         DONNA KARAN INTERNATIONAL INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   GROSS PROFIT
      Gross profit as a percentage of net revenues for the three months ended October 3, 1999 was 35.8%, as compared to 29.4% in the corresponding prior-year period. Exclusive of the one-time recognition of deferred revenue related to ELI in fiscal 1999, gross profit margin was 34.2% and 29.4%, respectively. The increase, exclusive of the deferred revenue, primarily reflected the change in the revenue mix to higher margin full-price retail stores and licensing businesses.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
      Selling, general and administrative expenses increased to 24.0% of net revenues for the three months ended October 3, 1999, as compared to 20.9% in the corresponding prior-year period. Exclusive of the one-time recognition of deferred revenue related to ELI, selling, general and administrative expenses were 24.6% and 20.9% of net revenues for the three months ended October 3, 1999 and September 27, 1998, respectively. The increase was primarily a result of the growth of the Company's full-price free-standing retail stores and certain initiatives in the wholesale segment.

   OPERATING INCOME
      Operating income for the three months ended October 3, 1999 increased $9.4 million, or 64.8%, to $23.9 million as compared to $14.5 million for the corresponding prior-year period. Exclusive of the one-time recognition of deferred revenue related to ELI, operating income increased 30.3% for the three months ended October 3, 1999. The increase is attributable to higher operating profits in the licensing and wholesale segments and decreased operating losses in the retail segment.

   INTEREST EXPENSE, NET
      Interest expense, net was $1.2 million for the three months ended October 3, 1999, as compared to $0.5 million for the corresponding prior-year period. The increase in interest expense was primarily due to higher average borrowings during the period.

   PROVISION FOR INCOME TAXES
      The provision for income taxes represents federal, foreign, state and local income taxes. The effective income tax rates for the three months ended October 3, 1999 and September 27, 1998 were 43.0% and 46.0%, respectively. These rates reflect the effects of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

    NET INCOME
      Net income for the three months ended October 3, 1999 was $13.0 million, as compared to $7.6 million for the corresponding prior-year period. Exclusive of the one-time recognition of deferred revenue related to ELI, net income was $10.1 million.

    NET INCOME PER COMMON SHARE
      Net income per common share on a diluted basis increased $0.25, or 71.4%, to $0.60 per share for the three months ended October 3, 1999, as compared to $0.35 per share for the corresponding prior-year period. Exclusive of the one-time recognition of deferred revenue related to ELI, net income per common share on a diluted basis increased $0.11, or 31.4% to $0.46 per share.

NINE MONTHS FISCAL 1999 COMPARED TO NINE MONTHS FISCAL 1998

   NET REVENUES
       Net revenues for the nine months ended October 3, 1999 increased $8.7 million, or 1.8%, to $485.3 million as compared to net revenues of $476.6 million in the corresponding prior-year period. Excluding the one-time recognition of deferred revenue in fiscal 1999, relating to the ELI beauty license consummated in fiscal 1997 and certain sales of merchandise to LCI relating to the DKNY JEANS license in fiscal 1998, net revenues increased $30.5 million, or 6.8%, for the nine months ended October 3, 1999, as compared to the corresponding prior-year period.

      Wholesale revenues for the nine months ended October 3, 1999 decreased $31.7 million, or 7.9%, to $369.2 million as compared to the corresponding prior-year period. Exclusive of certain sales of merchandise to LCI (relating to the DKNY JEANS license) in the corresponding prior-year period, wholesale revenues decreased $4.9 million, or 1.3%. The decrease was primarily attributable to a decrease in sales from the women's business, elimination of sales in the DKNY KIDS business which was licensed in 1998, partially offset by an increase in sales from DKNY shoes and the menswear business.

                         DONNA KARAN INTERNATIONAL INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Licensing revenues for the nine months ended October 3, 1999 increased $13.1 million, or 98.8%, to $26.3 million as compared to $13.2 million in the corresponding prior-year period. Exclusive of the one-time recognition of deferred revenue as a result of satisfying certain conditions of the ELI beauty license, licensing revenues increased $8.1 million or 61.0%. The increase was primarily due to royalties from LCI associated with the DKNY JEANS and ACTIVE license, and growth in sales of certain other new and existing licensed products.

      Retail revenues for the nine months ended October 3, 1999 increased $27.3 million, or 43.7%, to $89.8 million as compared to $62.5 million in the corresponding prior-year period. The increase was primarily attributable to: the recent opening and acquisition of full-price free-standing retail stores; an increase in the number of outlet stores; and a 6.7% increase in comparable store sales.

   GEOGRAPHIC
      Net revenues for the United States for the nine months ended October 3, 1999 increased $16.4 million, or 5.1%, to $335.1 million as compared to the corresponding prior-year period. Exclusive of the one-time recognition of deferred revenue relating to ELI in fiscal 1999 and certain sales of merchandise to LCI (relating to the DKNY JEANS license) and the DKNY KIDS business in fiscal 1998, net revenues increased $42.2 million, or 14.7%.

      Net revenues for Japan for the nine months ended October 3, 1999, decreased $19.0 million, or 47.1%, as compared to the corresponding prior-year period. The decrease was primarily attributable to the planned decrease in wholesale revenues to Japan, as a result of the Company's licensing agreement with DKJ. The Company anticipates, further decreases in wholesale revenues in Japan, while at the same time receiving increased royalties, as DKJ transitions its business exclusively from importing and reselling products to primarily manufacturing and selling products.

      Net revenues for other geographic areas for the nine months ended October 3, 1999 increased $11.3 million, or 9.6%, as compared to the corresponding prior-year period. The increase was attributable to increased wholesale revenues and the acquisition of three free-standing retail stores in the United Kingdom.

   GROSS PROFIT
      Gross profit as a percentage of net revenues for the nine months ended October 3, 1999 was 31.6%, as compared to 24.7%, for the corresponding prior-year period. Exclusive of DKNY JEANS sales to LCI and the one-time recognition of deferred revenue related to ELI, gross profit margin for the nine months ended October 3, 1999 was 30.9%, as compared to 26.1% for the corresponding prior-year period. The increase, exclusive of the effect of DKNY JEANS sales to LCI and the one-time recognition of deferred revenue related to ELI, primarily reflected the change in the revenue mix to higher margin licensing business and full-price retail stores.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
      Selling, general and administrative expenses increased to 28.3% of net revenues for the nine months ended October 3, 1999, as compared to 23.0% in the corresponding prior-year period. Exclusive of the effect of the DKNY JEANS sales to LCI and the one-time recognition of deferred revenue related to ELI, selling, general and administrative expenses were 28.6% of net revenues for the nine months ended October 3,1999, as compared to 24.4% for the corresponding prior-year period. The increase was primarily a result of the growth of the Company's full-price free-standing retail stores and certain initiatives in the wholesale segment.

   OPERATING INCOME
      Operating income for the nine months ended October 3, 1999 increased $7.9 million, or 100.3%, to $15.8 million, as compared to $7.9 million for the corresponding prior-year period. Exclusive of the one-time recognition of deferred revenue related to ELI, operating income increased 36.9% for the nine months ended October 3, 1999. Increased operating profit in the licensing segment and decreased operating losses in the retail segment were somewhat offset by decreases in operating profit in the wholesale segment. The decline in the wholesale segment was primarily attributable to lower revenues in the current period, as compared to the corresponding prior-year period.

   INTEREST EXPENSE, NET
      Interest expense, net was $3.1 million for the nine months ended October 3, 1999, as compared to $1.8 million for the corresponding prior-year period. The increase in interest expense was primarily due to higher average borrowings during the period.

                         DONNA KARAN INTERNATIONAL INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   PROVISION FOR INCOME TAXES
     The provision for income taxes represents federal, foreign, state and local income taxes. The effective income tax rates for the nine months ended October 3, 1999 and September 27, 1998 were 43% and 46%, respectively. These rates reflect the effects of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

    NET INCOME
      Net income for the nine months ended October 3, 1999 was $7.2 million, as compared to $3.3 million for the corresponding prior-year period. Exclusive of the one-time recognition of deferred revenue related to ELI, net income was $4.4 million.

    NET INCOME PER COMMON SHARE
      Net income per common share on a diluted basis increased $0.18, or 120.0%, to $0.33 per share for the nine months ended October 3, 1999, as compared to $0.15 per share for the corresponding prior-year period. Exclusive of the one-time recognition of deferred revenue related to ELI, net income per common share on a diluted basis increased $0.05, or 33.3%, to $0.20 per share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings under its revolving credit facility. The Company's principal need for funds is to finance working capital (principally inventory and receivables), capital expenditures (including the construction of new shop-in-shops, outlet and full-price free-standing retail stores), and investments in the start up of new collections and the extension of existing collections. The Company had cash and cash equivalents of $4.1 million at October 3, 1999 and September 27, 1998.

     The Company has a $150.0 million, three-year revolving credit facility (the "Facility") through January 2001. The Facility is used for working capital requirements and general corporate purposes. At October 3, 1999, $29.3 million was outstanding under the Facility, as compared to $ 2.2 million outstanding at September 27, 1998.

   Net cash used for operating activities was $12.3 million for the nine months ended October 3, 1999 as compared to net cash provided by operating activities of $31.2 million in the corresponding prior-year period. This decrease primarily reflects the Company's recording of greater deferred income associated with the Company's licensing agreements in the corresponding prior-year period, a greater increase in accounts receivable and a lesser decrease in inventory, partially offset by an increase in deferred income taxes and an increase in accounts payable, accrued expenses and other current liabilities. Net cash used for investing activities was $20.4 million for the nine months ended October 3, 1999 as compared to $4.8 million in the corresponding prior-year period. The increase is primarily due to the Company's acquisition of free-standing retail stores and increased purchases of property and equipment. Financing activities reflected borrowings under the Facility and the repayment of a note payable to a principal stockholder. Net cash provided by financing activities was $29.3 million for the nine months ended October 3, 1999, as compared to net cash used for financing activities of $26.9 million in the corresponding prior-year period.

         As a matter of policy, the Company enters into forward exchange contracts with parties which are major international banks and financial institutions that have at least an "A" (or equivalent) credit rating. The Company's exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would be immaterial. Costs associated with entering into such contracts have not been material to the Company's financial results. At October 3, 1999, the Company had contracts to exchange foreign currencies in the form of forward exchange contracts in the amount of $105.3 million. There have been no significant changes in market risk that would have a material effect on the Company's calculated value-at-risk exposure, as previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

         Capital expenditures, primarily for equipment, machinery, computers, office furniture, leasehold improvements and outlet and full-price free-standing retail stores, were approximately $11.2 million and $5.5 million for the nine months ended October 3, 1999 and September 27, 1998, respectively. As of November 16, 1999, the Company had outstanding commitments for additional capital expenditures during fiscal 1999 of approximately $3.7 million. The Company anticipates that it will incur additional capital expenditures in fiscal 1999 relating to its retail business initiatives and other matters.

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

SUBSEQUENT EVENTS

     On November 2, 1999, the Company announced that it is implementing a series of strategic initiatives intended to further reduce costs, increase efficiencies and focus on key business areas. The strategic initiatives include consolidating the Donna Karan New York and DKNY womens' divisions, integrating the marketing and public relations functions into one unit, closing seven non-performing outlet stores, recognizing an impairment of under-performing assets and certain other non-recurring charges. The restructuring charge relates to division consolidations, asset write-downs, personnel related expenses, the closing of non-performing outlet stores and certain other non-recurring charges. Restructuring and other charges to be recorded in the fourth quarter of fiscal 1999 related to these strategic initiatives are estimated to be approximately $11.0 million.

YEAR 2000

     The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including purchasing, inventory management, pricing, sales, shipping, and financial reporting, as well as in various administrative functions. The Company is in the process of addressing the Year 2000 issue, and as a result of this process, the Company has identified three phases of its Year 2000 project: i) inventory, ii) assessment, and iii) remediation and testing. The Company has completed its inventory and assessment of substantially all internal computer systems and application software, and plans for establishing compliance have been developed. These plans include, among other things: which non-compliant hardware and software will be remediated, upgraded, or replaced, the timetable and resources (both internal and external) required to achieve those objectives, and the estimated costs. The Company has substantially completed remediation and testing of its internal systems and will be monitoring and testing the internal systems through the end of 1999 and the early part of 2000.

     The Company is continuing communication with its significant vendors, customers, transportation carriers, and financial institutions about their Year 2000 state of readiness and the extent to which the failure of any of those systems may otherwise impact the Company's operations. This communication and evaluation process is ongoing.

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

                         DONNA KARAN INTERNATIONAL INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company currently believes that it is difficult to identify its most reasonably likely worst case Year 2000 scenario. However, a reasonable worst case scenario would be the result of failures of third parties (such as customers, suppliers, licensees, transportation carriers, governmental agencies, utility and other general service providers) that would continue for more than several days in various geographic areas in which the Company's products are produced and sold. Continuing failures in these areas which could affect the manufacture or shipments of Company products or limit the consumers' ability to purchase the Company's products, would most likely have a material adverse effect on the Company's results of operations. The extent of such impact cannot be reasonably estimated at this time; however, the Company is currently evaluating its alternatives with respect to contingency plans, to limit, to the extent possible, the effect of Year 2000 issues on the Company's results of operations. Any such plans would necessarily be limited to situations over which the Company can be reasonably expected to control. In any event, even where the Company may develop contingency plans, there can be no assurance that such plans will address all of the problems that may arise, or that such plans, even if implemented will be successful. The Company's Year 2000 efforts are ongoing and our overall plan, including the development of our contingency plans, will continue to evolve and be modified to take into account new information when it becomes available.

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits-

              27.1- Financial Data Schedule.

         (b) Reports on Form 8-K
              There were no current reports on Form 8-K filed by the Company during the three months ended October 3, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  DONNA KARAN INTERNATIONAL INC.
                                                            (Registrant)



Date: November 17, 1999                          By:   /s/  John D. Idol
                                                       -----------------------
                                                        John D. Idol
                                                        Chief Executive Officer




Date: November 17, 1999                          By:   /s/  Joseph B. Parsons
                                                       -----------------------

                                                       Joseph B. Parsons
                                                       Executive Vice President,
                                                       Chief Financial and
                                                       Administrative Officer