Form 10-K405
period 2000-01-02
DONNA KARAN INTERNATIONAL INC
filed 2000-04-03
CIK 1012369

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

                   FOR THE FISCAL YEAR ENDED JANUARY 2, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-11805
                            ------------------------

                         DONNA KARAN INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     13-3882426
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)

          550 SEVENTH AVENUE                                  10018
          NEW YORK, NEW YORK                                (zip code)
(Address of principal executive office)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)  (212) 789-1500

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
-----------------------------------------------  -----------------------------------------------
                 Common Stock                                New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of Registrant's Common Stock held by nonaffiliates as of March 29, 2000 was $89,661,008 based on 11,954,801 such shares outstanding on such date and the closing sales price for the Common Stock on such date of $7.50 as reported on the New York Stock Exchange. As of March 29, 2000, the Registrant had 21,989,949 shares of Common Stock outstanding.*

    PART III incorporates information by reference from the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Commission within 120 days of January 2, 2000.
------------------------
* Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

OVERVIEW

    Donna Karan International Inc. is one of the world's leading international fashion design houses. The Company designs, contracts for the manufacture of, markets, retails, and distributes collections of men's and women's clothing, sportswear, accessories, and shoes under the DONNA KARAN NEW
YORK-REGISTERED TRADEMARK-, DKNY-REGISTERED TRADEMARK-, DKNY JEANS-TM- and DKNY ACTIVE-TM- brand names. The Company also selectively has granted licenses for the manufacture and distribution of certain other products under its brand names, including beauty and beauty-related products, jeanswear, activewear, hosiery, intimate apparel, eyewear, and children's apparel.

    The Company's goal is to build and maintain a balanced company through the right combination of wholesale, licensing, and retail operations. The Company's four major brands are:

    - DONNA KARAN NEW YORK-REGISTERED TRADEMARK-, which addresses the lifestyle needs of the luxury goods customer.

    - DKNY-REGISTERED TRADEMARK-, which addresses the spirit and energy of New York, and includes a wide range of merchandise from evening to work to weekend.

    - DKNY JEANS-TM-, which addresses the jeans market, primarily targeted to a younger, more casual consumer.

    - DKNY ACTIVE-TM-, which addresses the apparel and lifestyle needs of consumers with an active lifestyle.

    The Company's principal trademarks, "DONNA KARAN," "DONNA KARAN NEW YORK," "DKNY," and variations thereof are licensed to the Company pursuant to a license agreement with Gabrielle Studio, Inc., a corporation wholly-owned by Ms. Donna Karan, her husband, Mr. Stephan Weiss, and certain affiliated trusts. See "Trademarks" below in this section for the terms on which the trademarks are licensed to the Company. Brand names italicized throughout this document reflect registered and unregistered trademarks used by and licensed to the Company.

    The Company operates in three segments: wholesale, licensing, and retail. During fiscal 1999, approximately 69.9% of the Company's net revenues were derived from sales within the United States and approximately 30.1% were derived from sales outside the United States. See Note 16 to notes to financial statements included elsewhere herein for financial information relating to the Company's business and geographic segments.

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

WHOLESALE

    The Company's wholesale segment consists of womenswear, menswear, and accessories products offered under the DONNA KARAN NEW YORK, DKNY, DKNY JEANS, and DKNY ACTIVE brands. The Company's total wholesale net revenues for fiscal 1999 were $496.3 million. Included in wholesale net revenues are sales of apparel and accessory products by the Company to department stores, specialty stores, boutiques and the Company's free-standing International Retail Stores (as defined below in "Licensing"). To increase wholesale sell-through at retail, the Company continues to improve in-store presentations through expansion and/or renovation of in-store shops ("shop-in-shop") and continues to rollout a merchandise coordinator program to enhance the retail presentation standards and train in-store selling specialists.

    The approximate suggested retail price ranges for the wholesale products sold by the Company set forth below are indicative of their approximate individual item price ranges:

                                                                                            DRESSES
                                                    SKIRTS AND   SHIRTS AND               (OTHER THAN
                                        JACKETS       PANTS      BODYSUITS    SWEATERS   EVENING WEAR)
                                        -------     ----------   ----------   --------   -------------
WOMENSWEAR:
DONNA KARAN NEW YORK
  Collection (black label)...........  $990-1,800    $395-725     $395-595    $320-800     $580-1,650
  Signature (gold label).............     720-995     230-595      145-350     295-430        235-770
DKNY.................................     220-595      65-295       45-225      80-225        130-395

                                                              SUITS       SPORTSCOATS   TROUSERS
                                                           ------------   -----------   --------
MENSWEAR:
DONNA KARAN NEW YORK
  Collection (black label)...............................  $1,395-1,995   $850-1,350    $250-275
  Signature (gold label).................................       795-995      550-750     175-195
DKNY.....................................................            --      200-295      80-150

                                                                         SMALL LEATHER
                                                              HANDBAGS       GOODS        SHOES
                                                              --------   -------------   --------
ACCESSORIES:
DONNA KARAN NEW YORK........................................       --            --      $225-595
DKNY........................................................  $60-350       $25-140       110-295
DKNY JEANS/ACTIVE...........................................    55-95         20-60        25-200

    WOMENSWEAR

    The Company designs, sources, markets, and distributes womenswear under the DONNA KARAN NEW YORK, DKNY, DKNY JEANS, and DKNY ACTIVE brands. The original DONNA KARAN NEW YORK collection for women was based upon Ms. Karan's concept of "seven easy pieces," a collection of bodysuits and tights, dresses, skirts, blouses, jackets, pants, and accessories that when layered in combinations achieved a varied, but consistent, high fashion look. In general, there are four annual seasonal presentations for each DONNA KARAN NEW YORK and DKNY collection:
Fall, Resort, Spring, and Summer. The Spring and Fall collections typically are presented at major fashion shows, which generate extensive press coverage in the domestic and international fashion press as well as in the general media.

    In the fourth quarter of 1999, the Company combined the DONNA KARAN NEW YORK and DKNY women's business into one operating division.

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

    The DONNA KARAN SIGNATURE collection ("gold label") is a complete lifestyle collection designed to address the specific needs of the modern, professional woman. Based on the spirit of the Donna Karan design vision, the DONNA KARAN SIGNATURE collection was created to deliver a balanced mix of fashion expression, sportswear function, and classification items. While still a designer collection, the DONNA KARAN SIGNATURE collection is priced and merchandised for wider distribution than the DONNA KARAN NEW YORK collection.

    DKNY COLLECTION. DKNY represents the energy and spirit of New York. The DKNY product line is designed to appeal to a broader customer base and has wider distribution than the DONNA KARAN NEW YORK and DONNA KARAN SIGNATURE collections.

    The DKNY collection addresses a broad range of lifestyle needs from work to weekend to eveningwear. The collection includes jackets, skirts, blouses, bodysuits, dresses, pants, knits, sweaters, and outerwear.

    MENSWEAR

    The Company designs, sources, markets, and distributes menswear under the DONNA KARAN NEW YORK, DKNY, DKNY JEANS, and DKNY ACTIVE brands. Generally, there are four annual seasonal presentations for each DONNA KARAN NEW YORK and DKNY collection: Fall, Resort, Spring, and Summer. In recognition of the DONNA KARAN NEW YORK collection, Ms. Karan received the Council of Fashion Designers of America's Menswear Designer of the Year Award for 1992.

    DONNA KARAN NEW YORK COLLECTIONS. THE DONNA KARAN NEW YORK brand consists of two collections of men's apparel: DONNA KARAN NEW YORK ("black label") and DONNA KARAN SIGNATURE ("gold label").

    The DONNA KARAN NEW YORK collection is designed to deliver the same simplified system of dressing for men that originally was created for women. This collection expresses the ultimate in style, comfort, function, technological innovation, and quality using the finest fabrication and workmanship. It is comprised of a balanced mix of tailored clothing, dress furnishings, and luxury sportswear and classification items. Like the DONNA KARAN NEW YORK women's collection, the menswear collection has limited distribution through premier retailers and the Company's free-standing International Retail Stores.

    The DONNA KARAN SIGNATURE collection is a lifestyle collection created specifically for the modern professional man and captures the design vision of Donna Karan through a mix of tailored clothing and dress furnishings. Targeting a broader audience and more widely distributed, this collection is priced below the DONNA KARAN NEW YORK black label collection but maintains a similar dedication to quality and design, while using lower cost fabrications and more commercial production techniques.

    DKNY COLLECTION. The DKNY menswear collection is positioned as a modern lifestyle collection. The collection includes dress and casual sportswear. Other products in the collection, including suitings and dress furnishings, are being manufactured and sold by licensees. The DKNY menswear collection is designed to appeal to a broader customer base than the DONNA KARAN NEW YORK collections for men and is more widely distributed than those collections.

    The Company relaunched the DKNY men's sportswear collection for the Spring 1999 season to offer a more competitively priced and broadly distributed product range. Additionally, the Company plans to increase the number of fixtured shop-in-shops which carry the DKNY men's collection.

    ACCESSORIES

    The Company sells accessory products under the DONNA KARAN NEW YORK, DKNY, DKNY JEANS, and DKNY ACTIVE brands. These lifestyle collections are designed to complement their respective apparel collections, as well as exist as stand-alone collections.

    DONNA KARAN NEW YORK COLLECTIONS. The DONNA KARAN NEW YORK collection of accessories is a limited designer collection of luxury footwear for women and men. These collections are sold to the Company's free-standing International Retail Stores and to a limited number of better department and specialty stores.

    For the Fall 2000 season, the Company plans to re-introduce the DONNA KARAN NEW YORK accessories collection for women, which is expected to be a designer, luxury-brand, collection of handbags, small leather goods, and belts. This collection is expected to be sold to the Company's free-standing International Retail Stores and to a limited number of better department and specialty stores.

    DKNY, DKNY JEANS, AND DKNY ACTIVE COLLECTIONS. The DKNY accessories collection includes bags, small leather goods, and footwear for men and women, including a balance of fashion, function, and value items. The women's accessories and shoe collections are widely distributed through department and specialty stores, while the men's collections have a more limited range of distribution. For the Fall 1999 season, the Company launched a DKNY children's shoe collection. Also for the Fall 1999 season, the Company launched a new comfort shoe line under the DKNY brand, with a price range of $69 to $110. For the Spring 2000 season, the Company expanded its offerings under the DKNY shoe collection to include DKNY ESSENTIALS (fashion basics), with a price range of $110 to $145.

    The DKNY JEANS footwear collection for women is designed to be a fashion basics line targeted to a younger, fashion-oriented customer. Under the DKNY ACTIVE label, the Company offers an extensive athleisure and performance athletic footwear collection for men, women, and children. This collection is sold through department stores and specialty athletic stores.

    INTERNATIONAL DKNY JEANS AND DKNY ACTIVE COLLECTIONS

    Starting with the Spring 2000 season, the Company began to expand its DKNY JEANS and DKNY ACTIVE business for men and women in the European and Middle Eastern markets. The DKNY JEANS collection is positioned as a modern lifestyle collection targeted to a younger, more casual consumer in the international jeans market and the DKNY ACTIVE collection is positioned to target the apparel and lifestyle needs of international consumers with an active lifestyle. These collections are sold through international department stores, specialty stores, and the Company's free-standing International Retail Stores.

    WHOLESALE CUSTOMERS, SALES, AND SUPPORT

    The Company distributes its wholesale products through better department and specialty stores and boutiques, and through the free-standing International Retail Stores operated under the DONNA KARAN NEW YORK, DKNY, and DKNY JEANS brand names. The Company's better department and large specialty store customers include Bloomingdale's, Macy's, Saks Fifth Avenue, Neiman Marcus, Nordstrom, and Dillards. The Company also sells products, including excess and out-of-season merchandise, through secondary distribution channels, including the Company's outlet stores.

    Certain of the Company's customers, including some under common ownership with each other, have accounted for significant portions of the Company's revenues; however, no customer accounted for more than 10% of the Company's revenue for fiscal 1999. The Company's 10 largest wholesale customers accounted for approximately 45% of the Company's revenues during 1999.

    Retailers carrying the Company's collections stock and display the merchandise generally in accordance with the Company's standards, which may include creating shop-in-shops, or providing special signs, display cases, and display racks, depending on the collection. The Company and its licensees are expanding the shop-in-shop program for the Company's products. Under this program, participating retailers set aside dedicated floor space to provide for a broad assortment of Company products in a combination of wall case and free-standing fixtures. The Company believes that shop-in-shops enhance brand recognition and encourage a store to carry a representative cross-section of the Company's product line for each season. The Company has focused its efforts and its licensees' efforts on increasing the number and size of shop-in-shops or renovating existing shop-in-shops, where appropriate. The size of the shop-in-shops typically range from 600 to 2,000 square feet for womenswear, 400 to 750 square feet for menswear, and 100 to 300 square feet for accessories. The continued expansion of the Company's shop-in-shop and fixturing program is dependent on market conditions, including continued demand for the Company's and its licensees' products.

    The Company's sales and marketing departments consist primarily of individuals located in the Company's New York headquarters. The Company has begun to utilize regional sales representatives or agents and/or distributors, both domestically and internationally, for several of its product categories to expand its channels of distribution.

LICENSING

    In late 1997, the Company began to expand its licensing activities by forming strategic alliances with companies to develop, manufacture, market, and sell products under the DONNA KARAN NEW YORK, DKNY, DKNY JEANS, and DKNY ACTIVE brands. In fiscal 1998, the Company entered into its first regional license whereby, in certain cases, the licensee also produces and sources products independently and together with the Company and its product licensees. The Company's licensing strategy consists of the following elements: leveraging the Company's brands by entering into licenses for related product categories, increasing awareness for the Company's brands, entering new distribution channels, increasing floor space in existing distribution channels, increasing the advertising and overall promotion of the Company's brands, and generating an increased stream of royalty revenues that provides a balance to the Company's wholesale and retail business. The Company's licensing revenues for fiscal 1999 were $30.1 million, exclusive of a one-time credit of $5.0 million as a result of satisfying certain conditions in one of the Company's licenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

    PRODUCT LICENSES

    Product licensees are granted the exclusive and, in certain cases, non-exclusive right to manufacture and sell at wholesale and, in limited circumstances, through retail stores specified products under the DONNA KARAN NEW YORK, DKNY, DKNY JEANS, and/or DKNY ACTIVE brand names. In consideration for such licenses, licensees pay royalties to the Company based upon a percentage of net sales of licensed products (as defined), subject, generally, to payment of a minimum royalty. Additionally, the Company typically obtains a commitment from the licensee for a minimum level of advertising and marketing based upon a percentage of net sales of licensed products, with additional funds allocated to the launch of new products. License agreements generally have three- to six-year initial terms, with renewal options if certain minimum sales thresholds are met. To ensure that products sold by its licensees meet the Company's design and quality standards, the Company takes an active role in the design, quality control, packaging, advertising, marketing, merchandising, and distribution of each licensed product and such items are also subject to the Company's prior approval.

    As of March 1, 2000, the Company had license agreements with the following licensees providing for the manufacture and distribution of the categories of products listed below under the trademarks specified as of such date:

          LICENSEE                     LICENSED MARK                    PRODUCTS
          --------                     -------------                    --------
Estee Lauder Inc.              DONNA KARAN NEW YORK           Men's and women's beauty and
                               DKNY                           beauty-related products

LC Libra, LLC, a subsidiary    DKNY JEANS                     Men's and women's jeanswear
  of Liz Claiborne, Inc.       DKNY ACTIVE                    and active lifestyle products
  (Western Hemisphere)

LC Libra, LLC, a subsidiary    *                              Women's careerwear and
  of Liz Claiborne, Inc.                                      sportswear

Hanes Hosiery, a division of   DONNA KARAN NEW YORK           Women's pantyhose, legwear,
  Sara Lee Corp.               DKNY                           and socks

Wacoal America, Inc.           DONNA KARAN NEW YORK           Women's intimate apparel
                               DKNY

Esprit de Corp./Oxford         DKNY                           Girls, boys, infants, and
  Industries Inc.**            DKNY KIDS                      toddler apparel
  (United States & Canada)

Peerless Delaware, Inc.        DKNY                           Men's tailored clothing

Phillips-Van Heusen Corp.      DKNY                           Men's dress shirts
  (North America)

Mallory & Church               DKNY                           Men's neckwear and hosiery
  (United States & Canada)

Fairbrooke Fashion Corp.       DONNA KARAN SIGNATURE          Women's coats
                               DKNY

Mantero Seta, SPA (Europe)     DONNA KARAN SIGNATURE          Men's ties
                               DKNY                           Women's scarves and men's
                                                              ties

Cipriani Accessories Inc. &    DKNY                           Women's and men's belts
  The Max Leather Group, Inc.  DKNY JEANS                     Men's small leather goods
                               DKNY ACTIVE

CSB Home Fashions, Inc.        DONNA KARAN NEW YORK           Bed and bath products
                               DKNY

CWF Children Worldwide         DKNY                           Girls, boys, infants and
  Fashion S.A.                 DKNY JEANS                     toddler apparel
  (Europe & Middle East)       DKNY ACTIVE

------------------------

* This line will bear a new label, as of yet to be determined and which is expected to be under the DKNY trademark.

** Effective with the Fall 2000 season, Oxford Industries Inc. was granted the license for children's apparel in the United States and Canada.

          LICENSEE                     LICENSED MARK                    PRODUCTS
          --------                     -------------                    --------
Fossil, Inc.                   DONNA KARAN NEW YORK           Men's, women's, and
                               DKNY                           children's watches
                               DKNY ACTIVE
                               DKNY JEANS

Haggar Clothing Co.            DKNY                           Men's finished bottom pants
                                                              and shorts

Marchon Eyewear                DONNA KARAN NEW YORK           Men's and women's sun and
                               DONNA KARAN SIGNATURE          ophthalmic eyewear and
                               DKNY                           eyewear accessories
                               DKNY ACTIVE

Swank, Inc.                    DKNY                           Women's fashion jewelry

Swimwear Anywhere, Inc.        DKNY                           Women's swimwear and
                               DKNY ACTIVE                    swimwear-related apparel

Echo Lake Industries, Ltd.     DONNA KARAN NEW YORK           Men's hosiery

Cavalco Confezioni S.A.        DONNA KARAN SIGNATURE          Men's dress shirts
  (Europe)                     DKNY

Global Amici, Inc.             DONNA KARAN NEW YORK           Decorative accessories
                               DKNY

Butterick Company, Inc.        DONNA KARAN NEW YORK           Paper patterns and knitting
  (Vogue Patterns)             DKNY                           patterns

    The Company entered into strategic licensing alliances for its beauty and beauty-related products, jeans and activewear lines, and a new better career sportswear line, which are described below.

    BEAUTY AND BEAUTY-RELATED PRODUCTS. In November 1997, the Company granted to Estee Lauder Inc. ("ELI") the exclusive, long-term, worldwide license rights to the DONNA KARAN NEW YORK and DKNY trademarks for the manufacture, marketing, distribution, and sale of beauty and beauty-related products, including fragrances, cosmetics, skincare products, and beauty-related accessories. In the Fall of 1999, a women's DKNY fragrance was launched in limited distribution, with a broader launch in Spring 2000. The men's DKNY fragrance is expected to launch in Fall 2000.

    DKNY JEANS, DKNY ACTIVE, AND "BETTER CAREER" PRODUCTS. In December 1997, the Company and a subsidiary of Liz Claiborne Inc. ("LCI") entered into a strategic licensing alliance for new lines of men's and women's jeanswear and active clothing. LCI was granted the exclusive, long-term license rights to the DKNY JEANS and DKNY ACTIVE trademarks for apparel products and the exclusive right to market, distribute, and sell the DKNY JEANS and DKNY ACTIVE apparel collections in the Western Hemisphere. The DKNY JEANS lines launched for the Spring 1998 season, the DKNY ACTIVE lines launched for the Spring 1999 season, and the DKNY JEANS juniors line launched for the Spring 2000 season. This licensing alliance marked the Company's expansion from the designer and bridge markets into the women's better casual sportswear market.

    The Company and LCI expanded their relationship in December 1999 by completing a strategic licensing alliance for a new line of women's career and casual sportswear targeted for the better market segment. LCI has been granted the exclusive right to market, distribute, and sell such new collection in the United States and Canada. This line will launch for the Spring 2001 season under a new label and will include item-oriented pieces such as jackets, dresses, shirts, sweaters, skirts, and pants. This line is expected to be positioned as a modern accessibly-priced collection in the urban style of the Company's DKNY brand.

    REGIONAL LICENSES

    Starting in fiscal 1998 and continuing into 1999, the Company began to enter into regional licenses for a given geographic area. Depending upon the territory, regional licensees may be granted the right to import, manufacture, and/or distribute, and, in limited instances, license specified products under one or more brand names in the specified geographic region. These regional licenses also generally are granted retail development rights in the region. The economic arrangements of these regional licenses generally are similar to those of the Company's product licenses. The Company seeks to preserve the integrity of its brands by monitoring and approving the design and quality of the products sold in the region. The license agreements provide that the regional licensees also will collaborate with the Company's product licensees in order to offer a broad range of the Company's products of consistent style and quality.

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

    In February 2000, the Company entered into a new strategic licensing alliance with HPL-21 Holdings PTE Ltd. ("HPL-21"), an affiliate of Hotel Properties Ltd. and a corporation owned by the Ong family, which also has a substantial interest in Hotel Properties Ltd. Under this agreement, HPL-21 was granted exclusive retail rights for the DONNA KARAN NEW YORK, DKNY, DKNY JEANS, and DKNY ACTIVE apparel products in eight countries in the Far East, together with certain product distribution rights in these countries. This new agreement replaces the Company's existing retail development agreement with HPL-21 and its existing boutique arrangements with a related company owned by the Ong family, and will convert the majority of the Company's existing wholesale business with such entities into a regional royalty-based licensing business. As of January 2, 2000, there were 15 full-price free-standing boutiques operating in this region.

    As of January 2, 2000, the Company also had entered into regional licenses for Australia and New Zealand and South Korea.

    RETAILING

    The Company is pursuing a strategy to expand its channels of distribution by opening full-price, free-standing retail stores, while continuing to license to others the right to open free-standing stores internationally.

    In fiscal 1999, the Company's net revenues from its retail operations were $130.4 million, which represented the Company's outlet store and full-price retail operations. With respect to free-standing International Retail stores, products manufactured by the Company and sold to the free-standing International Retail stores are included in the Company's wholesale net revenues and royalties derived from sales by the Company's licensees of their licensed products to the free-standing International Retail stores are included in the Company's licensing revenues.

    COMPANY-OWNED FULL-PRICE STORES

    The Company plans to open full-price, free-standing retail stores in upscale regional malls and major street locations generally in the largest urban markets in the United States and in limited international locations. In fiscal 1999, the Company opened its worldwide flagship DKNY full-price, free-standing store in New York City. In January 1999, the Company acquired two DKNY and one DONNA KARAN NEW YORK free-standing retail stores in the United Kingdom from an affiliate of Hotel Properties Ltd., which previously had operated these stores. See Note 11 in the notes to financial statements included elsewhere herein. In addition, in fiscal 1999 the Company opened DKNY full-price, free-standing stores in Cherry Creek, Colorado; Boston, Massachusetts; King of Prussia, Pennsylvania; Mission Viejo, California; and Huntington, New York. At the end of fiscal 1999, the Company operated 13 full-price, free-standing retail stores, two of which are under the DONNA KARAN NEW YORK name and 11 of which are under the DKNY name. Of these 13 stores, 10 are located in the United States and 3 are located in the United Kingdom. In fiscal 2000, the Company expects to open four or five additional full-price, free-standing retail stores.

    COMPANY-OWNED OUTLET STORES

    As of January 2, 2000, the Company operated 51 outlet stores in the United States and three outlet stores in the United Kingdom, which included one store subsequently closed by the Company as part of its previously announced restructuring. In fiscal 1999, the Company continued a remerchandising program through which certain core products will be produced specifically for the outlet stores. This program is designed to enable the Company to better balance the merchandise flow in the outlet stores in an effort to maintain consistent sales results and improve operating margins. The Company currently anticipates that it will have approximately 55 outlet stores (net of anticipated outlet store closings) in operation by the end of 2000.

    LICENSED FULL-PRICE AND OUTLET STORES

    INTERNATIONAL. The Company has entered into license arrangements and strategic alliances for the opening by third parties of full-price, free-standing retail stores in a number of international markets under the DONNA KARAN NEW YORK, DKNY, DONNA KARAN, and DKNY JEANS marks (the "International Retail Stores"). The free-standing International Retail Stores operated under these names generally carry the corresponding product lines exclusively. There are provisions in certain of the agreements for these International Retail Stores granting certain product and/or boutique exclusivity within a defined geographical area. These licenses are granted on a royalty-free basis but require certain minimum purchases of Company product. Additionally, in connection with its regional licenses, the Company also has granted such licensees the right to open and operate full-price, free-standing retail stores and, in some cases, outlet stores in their respective territory. As of January 2, 2000, there were 79 free-standing International Retail Stores owned by third parties unaffiliated with the Company (including stores operated by regional licensees). The Company anticipates that approximately 90 free-standing International Retail Stores will be in operation by the end of fiscal 2000.

    DOMESTIC. The Company has granted to LCI the non-exclusive right to open retail stores and the exclusive right to open outlet stores under the DKNY JEANS mark in the Western Hemisphere during the term of the Company's product license with LCI. As of the end of fiscal 1999, two full-price retail stores and eight outlet stores under the DKNY JEANS mark had opened.

    In October 1998, the Company granted an affiliate of Ms. Donna Karan, the Chairman and Chief Designer of the Company, the right to open and operate a DONNA KARAN NEW YORK flagship full-price, free-standing retail store on Madison Avenue in New York City, which store is anticipated to open in 2001. See
Note 10 in the notes to financial statements included elsewhere herein.

    DESIGN

    The Company was founded upon the marketing and design talents of Ms. Donna Karan. The Company believes that its future success will depend in substantial part on its ability to continue to originate and define fashion trends, as well as to anticipate and react to changing consumer demands in a timely manner.
Ms. Karan, who has been designing high fashion apparel for over 25 years, ultimately is responsible for the Company's creative inspiration, marketing, and overall fashion direction. In addition to Ms. Karan, as of January 2, 2000, the Company employed a design staff of approximately 75 people, some of whom have assumed substantial design responsibilities under Ms. Karan's supervision.

ADVERTISING, PUBLIC RELATIONS, AND MARKETING

    All worldwide advertising, public relations, and marketing programs are managed on a centralized basis through the Company's Creative Services and Public Relations and Marketing Departments to promote a consistent global image for the Company and its products.

    The Company supports the marketing of its products with extensive image advertising designed to appeal to a specific target group of customers. The Company advertises principally in print and outdoor advertising media, but also makes extensive use of video for point-of-sale displays, as well as mailers, magalogs, catalogues, newsletters, and consumer awareness programs. For example, the Company markets its DONNA KARAN NEW YORK brand name and image through its WOMAN TO WOMAN bi-annual newsletter, which is a dialogue between the Company's Chief Designer and consumers.

    The Company's Public Relations and Marketing Department is responsible for the worldwide coordination and communication for each of the Company's brands with the industry and general press and media and offers up-to-date information on the Company's products and activities. A variety of public relations and marketing activities is managed on a centralized basis in order to ensure consistency of message and presentation. In general, each of the Spring and Fall womenswear collections is introduced at major fashion shows in New York, which generates extensive worldwide media coverage. The Spring and Fall menswear collections typically are introduced in Milan and New York at presentations organized for international and domestic fashion press and retailers. The Company and its licensees further strengthen consumer awareness with sponsorships and special events.

SOURCING, PRODUCT DEVELOPMENT, AND QUALITY CONTROL

    The Company sources products through its established relationships with leading contractors. The Company works with fabric mills in the United States, Europe, and the Far East to develop woven and knitted fabrics that enhance the comfort, design, and look of its products. The Company employs fabric specialists in the United States and Hong Kong who perform this function.

    The lead times for the various stages of the Company's operations from sourcing to delivery of finished goods differ for each of the Company's divisions and for the various selling seasons. Fabric purchases for a substantial portion of the Company's apparel products take place generally four to five months prior to the corresponding selling season, although the Company may begin to acquire fabric for certain products up to a year in advance of the corresponding selling season. Apparel production (cut, manufacture, and trim) generally begins approximately 90 to 120 days prior to delivery of finished goods to customers.

    The Company does not own any production facilities and engages both domestic and foreign independent contractors for the production of its products. Total contractors used by the Company during the year for apparel products, including the production of samples, were approximately 300 worldwide. During 1999, approximately 64% of direct purchases of raw materials, labor, and finished goods were produced in Hong Kong, Taiwan, South Korea, and other Asian countries; approximately 15% were produced in the United States and its territories; approximately 19% were produced in Europe; and approximately 2% were produced in other locations. None of the contractors engaged by the Company accounted for more than 10% of the Company's total production during 1999. The Company has had long-term relationships with many of its contractors. The production and sourcing staff in New York oversees all aspects of fabric acquisition, apparel manufacturing, quality control, and production, as well as researching and developing new sources of supply. The Company operates product sourcing and quality control offices in Hong Kong. Finished goods production, quality control, and delivery for products sourced through South Korea are monitored through an exclusive buying agent in the territory. Additionally, fabric and finished goods production, quality control, and delivery for materials and products sourced through Italy are monitored through exclusive agents in Italy.

    The Company uses a variety of raw materials, principally consisting of woven and knitted fabrics and yarns. During 1999, approximately 14% of the Company's raw materials were purchased by the Company directly from suppliers and sent to contractors to be cut and sewn or assembled. Contractors purchased the rest of the raw materials used in the Company's products from mills or yarn suppliers designated by the Company. In certain cases, the Company must commit to purchase fabric from a mill before it will begin production. If the Company overestimates the demand for a particular fabric or yarn, it frequently can utilize the excess in garments made for subsequent seasons or made into past seasons' silhouettes for distribution through secondary distribution channels.

    The Company monitors the quality of its fabrics prior to the production of garments and inspects prototypes of products before production runs are commenced. The Company also performs random in-line quality control checks during and after production before the garments leave the contractor. Final random inspections occur when the garments are received in the Company's distribution centers.

WAREHOUSE AND DISTRIBUTION CENTERS

    To facilitate the distribution of its apparel products, the Company utilizes distribution centers at six sites. Two of the distribution centers are operated by the Company and four are operated by independent contractors. Distribution of the Company's apparel and accessory products in the United States primarily is conducted in Carlstadt, New Jersey facilities operated by the Company. The Company operates a distribution center in Hong Kong, which services the Pacific Rim, other than Japan. Additionally, the Company utilizes a third party warehouse operator in The Netherlands that services the entire European market. The Company also utilizes third party operators in California and Florida for distribution of certain of its products and a warehouse operator in Montreal that services the Canadian market.

COMPETITION

    Competition is strong in the segments of the fashion industry in which the Company operates. The Company competes with numerous designers, manufacturers, and retailers, domestic and foreign, many of which are significantly larger and have substantially greater resources than the Company. Further, with sufficient financial backing, talented designers can become competitors within several years of establishing a new label. The Company competes primarily on the basis of fashion, quality, and service. The Company's business depends on its ability to shape and stimulate consumer tastes and demands by producing innovative, attractive, and exciting fashion products, as well as on its ability to remain competitive in the areas of quality and price.

BACKLOG

    The Company generally receives wholesale orders for its products approximately three to five months prior to the time the products are delivered to stores. All such orders are subject to cancellation for late delivery. At March 14, 2000, backlog was $288.2 million, as compared to $252.7 million at March 24, 1999. The Company's backlog depends upon a number of factors, including the timing of the market weeks for its collections, during which a significant percentage of the Company's orders is received, the timing of shipments and the planned reorder business which is not ordered in advance. As a consequence, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual shipments.

TRADEMARKS

    The principal trademarks used by the Company to distinguish its brands are DONNA KARAN NEW YORK, DKNY, DKNY JEANS and DKNY ACTIVE. Under these brands, the Company uses many variations of these trademarks. Upon consummation of the Company's initial public offering, Gabrielle Studio, Inc. ("Gabrielle Studio"), a corporation owned by Ms. Donna Karan, her husband, Mr. Stephan Weiss, and certain affiliated trusts, granted to the Company an exclusive worldwide license (the "Gabrielle License") in perpetuity to use and sublicense the right to use the licensed marks including the principal trademarks of the Company, and to use and sublicense the right to use the name and likeness of Ms. Karan, in connection with the sale of all products and store services, other than certain products and specified services for which Gabrielle Studio retained the right to use or license such trademarks. Gabrielle Studio has licensed such specified products and services to Ms. Karan. The Gabrielle License provides, however, that at such time as Ms. Karan is no longer the Chairman of the Board of Directors and Chief Designer of the Company, the licensed marks may only be used by the Company in the market segments in which such licensed marks previously were used.

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

    Gabrielle Studio and its shareholders have agreed that Gabrielle Studio will not engage in any activities other than those related to the Gabrielle License and its license agreement with Ms. Karan. However, there is no restriction on the transferability of shares of Gabrielle Studio. See Note 10 in the notes to financial statements included elsewhere herein and "Certain Relationships and Related Transactions--License Agreement for Principal Trademarks" included in the 2000 Proxy Statement for a more complete description of the terms of this license and the royalties payable thereunder.

    The principal trademarks used by the Company are the subject of registrations and pending applications throughout the world filed by the Company or its licensees on behalf of Gabrielle Studio, for use on a variety of items of apparel, apparel-related products, and beauty products, as well as in connection with retail services, and the Company continues to expand its worldwide usage and registration of related trademarks. The Company regards the license to use the trademarks and its other proprietary rights in and to the trademarks as valuable assets in the marketing of its products, and on a worldwide basis, actively seeks to protect them against infringement. The Company also has an enforcement program to seek to control the sale of counterfeit products in the United States and in major markets abroad.

EMPLOYEES

    As of January 2, 2000, the Company had approximately 2,250 employees, including 1,970 in the United States and 280 in foreign countries. Approximately 1,050 employees are engaged in the Company's wholesale, licensing, and corporate operations and 1,200 employees in the Company's retail operations (most of whom are part-time employees). Approximately 230 of the Company's United States production, design, and distribution employees are members of three locals of the Union of Needletrades, Industrial & Textile Employees, which operates under a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

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

FORWARD-LOOKING STATEMENTS AND BUSINESS CONSIDERATIONS

    Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words and phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "plans" or similar expressions, are intended to identify "forward-looking statements" and include, without limitation, the Company's expectations regarding sales, earnings, or other future financial performance and liquidity, and general statements about future operations and operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation:
(i) the failure of certain key members of the Company's design teams or management, including Ms. Karan, to continue to be active in the business of the Company; (ii) the possibility of a termination of the Company's license with Gabrielle Studio, Inc., a bankruptcy of Gabrielle Studio, or transfer of the stock of Gabrielle Studio; (iii) the timing and expense associated with, and effects of, the strategic initiatives being implemented by the Company;
(iv) risks associated with the receipt, pricing, and timing of customer orders;
(v) general competitive factors and the overall financial condition of the apparel industry, the retail industry, and the general economy; (vi) timing of and costs associated with new stores openings and the Company's economic ability to continue to open new stores; (vii) risks associated with the Company's increasing royalty revenues as a percent of the Company's total revenues and net income and risks associated with a lack of operational or financial control over the Company's licensees; (viii) risks to the Company's existing wholesale businesses from the Company's licensing of related products; (ix) a change in retailer or consumer acceptance of the Company's products; (x) the variability of the Company's results in any period due to the seasonal nature of the business, the timing and level of the Company's sales, the timing of launch of new products and collections and opening of new doors, fashion trends, and the timing, terms, consummation, or success of any joint ventures, licenses, or other dispositions of product lines; (xi) consolidation and restructuring in the retail industry causing a decrease in the number of stores that sell the Company's products, or an increase in the ownership concentration within the retail industry; (xii) social, political and economic risks to the Company's foreign operations and customers, including changes in foreign investment and trade policies and regulations of the host countries and of the United States;
(xiii) changes in laws, regulations, and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (xiv) foreign currency fluctuations affecting the Company's results of operations and value of its foreign assets, the relative price at which the Company and foreign competitors sell their products in the same markets, and the Company's operating and manufacturing costs outside of the United States; (xv) shipment delays, depletion of inventory, and increased production costs resulting from disruption at any of the Company's facilities or other causes; (xvi) changes in product mix to ones which are less profitable; (xvii) infringements of the Company's trademarks and other proprietary rights, imitations or diversions of the Company's products, or inability to obtain trademark protection outside the United States for one or more of the Company's marks; (xviii) political or economic instability resulting in the disruption of trade from the countries in which the Company's contractors, suppliers, licensees, or customers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes, and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restriction on transfer of funds;
(xix) the inability of a contractor to deliver the Company's products in a timely manner thereby causing the Company to miss the delivery date requirements of its customers, which in turn could result in the cancellation of orders, refusal to accept deliveries, or a reduction in the selling price; (xx) the violation of labor or other laws by the Company, any independent manufacturer, or any licensee; or (xxi) risks associated with the ability of the Company and third parties, including customers and suppliers, to timely and adequately remedy any Year 2000 issues. The Company undertakes no obligation to publicly update or revise any forward-looking statements made herein or elsewhere whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

    Certain information concerning the Company's principal facilities, all of which are leased, is set forth below:

                                                                                      APPROXIMATE AREA
LOCATION                                                    USE                        IN SQUARE FEET
--------                               ---------------------------------------------  ----------------
550 Seventh Avenue...................  Principal executive and administrative              70,000
New York, New York                     offices; design facilities, sales offices,
                                       and showrooms

West 40th Street.....................  DKNY'S executive and administrative offices,      170,000*
New York, New York                     including its design facilities, sales
                                       offices, production offices, and showrooms

Carlstadt, New Jersey................  Distribution and warehouse facility;               385,000
                                       administrative offices

Kowloon, Hong Kong...................  Distribution and warehouse facility;                55,000
                                       production control, sourcing, and quality
                                       control

------------------------

* Excludes approximately 46,000 square feet of space occupied by certain of the Company's licensees under occupancy agreements with the Company.

    The leases for the above facilities expire between 2000 and 2009. The Company anticipates that it will be able to extend those leases which expire in the near future on terms satisfactory to the Company or, if necessary, locate substitute facilities on acceptable terms.

    As of January 2, 2000, the Company operated 13 full-price retail stores and 54 retail outlet stores (one of which was subsequently closed) in leased premises, with an aggregate approximate square footage of 342,000. The leases for these stores expire between 2000 and 2020. The Company expects to renew, for the applicable option renewal period, those leases, which expire in 2000.

    The Company believes that its existing facilities are well maintained and in good operating condition and are adequate for their intended use and the Company's present level of operations.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved from time to time in routine legal matters and litigation incidental to its business. Although the outcome of any such matters and litigation cannot be determined with certainty, management is of the opinion that the final outcome of these matters and litigation should not have a material effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The names of the executive officers of the Company and their ages and positions with the Company are as follows:

NAME                      AGE                                        POSITION
----                    --------                                     --------
Donna Karan...........     51      Chairman of the Board and Chief Designer
Stephan Weiss.........     61      Vice Chairman and Director
John D. Idol..........     41      Chief Executive Officer and Director
Lee Goldenberg........     49      Corporate Executive Vice President--Worldwide Operations
Joseph B. Parsons.....     46      Corporate Executive Vice President, Chief Financial and Administrative
                                   Officer, and Treasurer
Lynn E. Usdan.........     40      Corporate Senior Vice President, General Counsel, and Secretary

    DONNA KARAN founded the Company along with Stephan Weiss, Tomio Taki, Frank
R. Mori, and Takihyo Inc. in 1984 and has served as Chief Designer of the Company from the date of its formation and Chief Executive Officer from the date of the Company's formation until August 1997. Ms. Karan has served on the Board of Directors of the Company since April 1996, and has served as Chairman of the Board since July 1996. Immediately prior to the formation of the Company in 1984, Ms. Karan was the head designer at Anne Klein & Company. Ms. Karan is a member of the Board of Directors of the Council of Fashion Designers of America ("CFDA"), the Design Industries Foundation for AIDS, and the Martha Graham Center of Contemporary Dance. Ms. Karan also serves as a member of the Board of Governors of the Parsons School of Design, a division of The New School.
Ms. Karan was honored as the CFDA's Designer of the Year in 1985 and 1990, as its Menswear Designer of the Year in 1992, and as its Womenswear Designer of the Year in 1996.

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

    LEE GOLDENBERG served as Corporate Executive Vice President--Worldwide Operations of the Company since November 1995. From April 1993 to
November 1995, Mr. Goldenberg held increasingly responsible positions with the Company, including Senior Vice President and Chief Information and Logistics Officer. From 1985 to April 1993, Mr. Goldenberg was employed in various management positions at Bernard Chaus Inc., most recently as Vice President Management Information Systems.

    JOSEPH B. PARSONS has served as Corporate Executive Vice President and Chief Financial Officer of the Company since February 1996, as Treasurer of the Company since June 1996, and as Chief Administrative Officer since
January 1999. From January 1993 to February 1996, Mr. Parsons held increasingly responsible financial positions with the Company, most recently as Vice President-Finance.

    LYNN E. USDAN has served as Corporate Senior Vice President, General Counsel, and Secretary of the Company since April 1999. She joined the Company in January 1996 as Associate General Counsel and was named Vice President in November 1997. From February 1994 to December 1995, Ms. Usdan was Senior Counsel at Proskauer Rose LLP, a New York law firm.

    Donna Karan and Stephan Weiss are married to each other. There are no other family relationships among the directors and executive officers.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

    The Company's Common Stock trades on the New York Stock Exchange under the symbol "DK." The following table reflects the high and low closing sales prices of the Company's Common Stock, as reported by the New York Stock Exchange, for each quarter of fiscal 1999 and 1998.

                                                                  FISCAL 1999           FISCAL 1998
                                                              -------------------   -------------------
QUARTER                                                         HIGH       LOW        HIGH       LOW
-------                                                       --------   --------   --------   --------
First.......................................................   $ 8.88     $5.56      $13.81     $10.50
Second......................................................   $11.00     $7.13      $16.75     $12.63
Third.......................................................   $ 9.69     $7.19      $16.25     $ 7.25
Fourth......................................................   $ 9.19     $6.13      $ 8.44     $ 5.06

    As of March 29, 2000, the number of holders of record of the Company's Common Stock was approximately 1,200. As of March 29, 2000, there were two record owners of each of the Company's Class A Common Stock and Class B Common Stock.

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

                                                                         FISCAL YEAR ENDED
                                                --------------------------------------------------------------------
                                                JANUARY 2,   JANUARY 3,   DECEMBER 28,   DECEMBER 29,   DECEMBER 31,
                                                   2000         1999          1997           1996           1995
                                                ----------   ----------   ------------   ------------   ------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net revenues (1)..............................  $ 661,837    $ 622,646     $  638,725     $  612,840     $  510,126
                                                ----------   ----------    ----------     ----------     ----------
Gross profit (1)(2)(3)........................    211,151      154,087        121,407        200,776        179,437
Selling, general, and administrative
  expenses (2)(3)(4)..........................    193,827      152,089        204,088        187,474        136,906
Restructuring charges (credits),
  net (2)(3)..................................      2,645         (267)         8,635             --             --
                                                ----------   ----------    ----------     ----------     ----------
Operating income (loss).......................     14,679        2,265        (91,316)        13,302         42,531
Equity in (loss) earnings of affiliate (5)....         --          (65)         1,435          3,089          2,519
Interest expense, net.........................     (4,090)      (2,050)        (2,515)        (8,534)        (7,650)
Gain on sale of interests in affiliate (5)....         --           88             --             --         18,673
                                                ----------   ----------    ----------     ----------     ----------
Income (loss) before provision for certain
  state, local, and foreign income taxes......     10,589          238        (92,396)         7,857         56,073
Provision (benefit) for income taxes (6)......        553          110        (11,034)       (17,179)         2,398
                                                ----------   ----------    ----------     ----------     ----------
Net income (loss).............................  $  10,036    $     128     $  (81,362)    $   25,036     $   53,675
                                                ==========   ==========    ==========     ==========     ==========

Net income (loss) per common shares (7):
  Basic.......................................  $    0.46    $    0.01     $    (3.78)    $     0.02     $     0.91
  Diluted.....................................  $    0.46    $    0.01     $    (3.78)    $     0.02     $     0.91

Weighted average common shares
  outstanding (7):
  Basic.......................................  21,599,500   21,598,264    21,512,050     18,742,533     16,017,032
  Diluted.....................................  21,702,700   21,631,664    21,512,050     18,742,533     16,017,032

BALANCE SHEET DATA:
  Working capital.............................  $  98,857    $  91,668     $   79,989     $  146,805     $   92,635
  Total assets................................    304,291      278,729        287,488        311,695        203,975
  Total long-term debt, including current
    portion...................................      8,209           --             36            318         53,538
Stockholders' equity and partners' capital....    132,769      122,104        122,464        203,791         80,846

------------------------------

(1) Included in the financial statements for the fiscal year ended January 2, 2000 was a one-time recognition of deferred revenue amounting to $5.0 million, relating to the ELI beauty license consummated in fiscal 1997.

(2) Included in the financial statements for the fiscal year ended January 2, 2000 were restructuring and other non-recurring charges of $11.0 million as follows: $0.8 million as costs of sales; $6.1 million as selling, general and administrative expenses; and $4.1 million as restructuring charges. The restructuring charges are recorded net of $1.4 million of a prior year's restructuring charges that were determined to be no longer necessary.

(3) Included in the financial statements for the fiscal year ended December 28, 1997 were restructuring charges, other charges, primarily nonrecurring, and operating losses aggregating $61.5 million as follows: restructuring charges of $8.6 million; $21.1 million related to the wind-down of the Company's beauty business (net of a $2.2 million gain in connection with the consummation of this transaction) of which $11.7 million was recorded as cost of sales, $10.9 million was recorded as sales returns and $0.7 million is recorded as selling, general, and administrative expenses; $2.3 million of operating losses of the beauty business subsequent to the consummation of this transaction; $12.5 million related to the wind-down of the Company's DKNY JEANS business as a result of the license of the business classified as $9.4 million of cost of sales and $3.1 million of selling, general and administrative expenses; and $17.0 million of other charges related to the realignment of a retail and distribution arrangement, additional severance costs, and other costs related to strategic initiatives and cost containment, which have been classified as $15.4 million of selling, general and administrative expenses and $1.6 million of cost of sales.

(4) Included in selling, general and administrative expenses for the fiscal year ended December 29, 1996 were one-time charges for bonuses relating to the Company's initial public offering (the "Offering") of $5.3 million, the award of 105,100 shares of common stock to certain employees pursuant to the Company's 1996 Stock Incentive Plan which amounted to $2.5 million, and

    $3.2 million related to the purchase of all sales and marketing plans, patterns, samples, fabrics and other materials developed by Designer Holdings, Ltd. in connection with the termination of a license agreement.

(5) On March 31, 1995, the Company sold 70% of its interest in the operations of Donna Karan Japan to a nonaffiliated party. The Company recognized a gain on this transaction, net of transaction costs, of $18.7 million. Subsequent to the sale, the Company accounted for its remaining 30% interest in the operations of Donna Karan Japan using the equity method of accounting. Equity in earnings (loss) of affiliate amounted to ($0.1) million, $1.4 million, $3.1 million and $2.5 million for the quarter ended March 30, 1998 and fiscal 1997, 1996 and 1995, respectively. An agreement with Donna Karan Japan provided for a management fee payable to the Company based upon net sales of Donna Karan Japan, which amount was included as an offset against selling, general and administrative expenses. In March 1998, the Company and the nonaffiliated party sold all of their outstanding shares in Donna Karan Japan to a Japanese public company. See Note 6 in the notes to financial statements elsewhere herein.

(6) The provision for income taxes for the fiscal year ended January 2, 2000 is net of a $4.0 million reduction in a previously recorded valuation allowance due to the realization of certain deferred tax assets. The benefit for income taxes for the fiscal year ended December 28, 1997 was net of a $24.0 million valuation allowance which was recorded due to the inherent uncertainties in estimating future taxable income. See Note 14 in the notes to financial statements elsewhere herein. The provision for income taxes for the fiscal year ended December 29, 1996 included a $19.0 million tax benefit which was recorded by the Company concurrent with becoming subject to Federal and additional state income taxes.

(7) Options outstanding during 1997 were not included in the calculation of earnings per share because the effect would be antidilutive. Net income
    (loss) per common share data for 1995 and 1996 were presented on a pro forma basis. Pro forma net income (loss) per common share for the year ended December 31, 1995 was based upon (a) 10,612,934 shares of common stock outstanding during the period, (b) the number of shares of common stock (5,298,988) sold by the Company, at an offering price of $24.00 ($21.96 net of expenses) per share, the proceeds of which would be necessary to pay approximately $116.0 million of distribution notes previously issued (including accrued interest thereon), representing cumulative undistributed taxable income on which taxes previously had been paid, and (c) 105,100 shares of Common Stock which the Company awarded to certain employees pursuant to the Company's 1996 Stock Incentive Plan. Pro forma net income
    (loss) per common share for the year ended December 29, 1996 was based on the weighted average of the above shares outstanding for the period prior to the Offering, and 21,468,034 shares for the period subsequent to the Offering. The net income used in the calculation of pro forma per common share information excluded the reduction of interest costs of $3.5 million and $6.2 million in 1996 and 1995, respectively, and the reduction in amortization of deferred financing costs of $0.8 million and $0.6 million in 1996 and 1995, respectively, and the related tax effect of $1.8 million and $2.9 million in 1996 and 1995, respectively. Basic and diluted pro forma net income (loss) per common share are the same since there were no options outstanding in 1995, and there was no dilutive effect of options in 1996.

    Pro forma net income is as follows (in thousands):

                                                                      YEAR ENDED
                                                              ---------------------------
                                                              DECEMBER 29,   DECEMBER 31,
                                                                  1996           1995
                                                              ------------   ------------
Pro forma-unaudited
Historical income before income taxes.......................     $7,857        $56,073
Pro forma adjustments other than income taxes...............      1,436         23,943
                                                                 ------        -------
Pro forma income before income taxes........................      6,421         32,130
Pro forma provision for income taxes........................      3,537         13,705
                                                                 ------        -------
Pro forma net income........................................     $2,884        $18,425
                                                                 ======        =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company's business is comprised of wholesale, licensing and retail activities. The following table is a comparative summary of the Company's results of operations (adjusted for restructuring and non-recurring charges, recognition of a one-time credit related to ELI, sales of merchandise to LCI, and a valuation allowance resulting in a credit and a charge to the provision (benefit) for income taxes) for the fiscal years ended January 2, 2000 ("fiscal 1999"), January 3, 1999 ("fiscal 1998"), and December 28, 1997 ("fiscal 1997"), and reflects the basis of presentation described in Note 1 in the notes to financial statements elsewhere herein. The Company utilizes a 52- or 53-week fiscal year ending on the Sunday nearest December 31. Fiscal 1999 and fiscal 1997 results include 52 weeks as compared to 53 weeks in fiscal 1998.

                                                            ADJUSTED STATEMENTS OF OPERATIONS
                                            -----------------------------------------------------------------
                                                FISCAL 1999            FISCAL 1998            FISCAL 1997
                                            -------------------    -------------------    -------------------
                                                              (DOLLAR AMOUNTS IN THOUSANDS)

NET REVENUES..............................   $661.8     100.0%      $622.6     100.0%      $638.7     100.0%
Sales of merchandise to LCI...............       --        --        (26.8)       --           --        --
One-time credit...........................     (5.0)       --           --        --           --        --
Restructuring and non-recurring charges...       --        --           --        --          4.0        --
                                             ------     -----       ------     -----       ------     -----
NET REVENUES, AS ADJUSTED (A) (B) (C).....    656.8     100.0%       595.8     100.0%       642.7     100.0%
                                             ------     -----       ------     -----       ------     -----

GROSS PROFIT..............................    211.1      31.9%       154.1      24.7%       121.4      19.0%
One-time credit...........................     (5.0)       --           --        --           --        --
Restructuring and non-recurring charges...      0.8        --           --        --         30.1        --
                                             ------     -----       ------     -----       ------     -----
GROSS PROFIT, AS ADJUSTED (A) (C).........    206.9      31.5%       154.1      25.9%       151.5      23.6%
                                             ------     -----       ------     -----       ------     -----

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES................................    193.8      29.3%       152.1      24.4%       204.1      32.0%
Non-recurring charges.....................     (6.1)       --           --        --         22.7        --
                                             ------     -----       ------     -----       ------     -----
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES, AS ADJUSTED (A) (C)...........    187.7      28.6%       152.1      25.5%       181.4      28.2%
                                             ------     -----       ------     -----       ------     -----

OPERATING INCOME (LOSS)...................     14.7       2.2%         2.3       0.4%       (91.3)    (14.3%)
One-time credit...........................     (5.0)       --           --        --           --        --
Restructuring and non-recurring charges...      9.6        --           --        --         61.5        --
                                             ------     -----       ------     -----       ------     -----
OPERATING INCOME, AS ADJUSTED (A) (B)
  (C).....................................     19.3       2.9%         2.3       0.4%       (29.8)     (4.6%)
                                             ------     -----       ------     -----       ------     -----

NET INCOME (LOSS).........................     10.0       1.5%         0.1        --        (81.4)    (12.7%)
One-time credit...........................     (2.9)       --           --        --           --        --
Restructuring and non-recurring charges...      5.5        --           --        --         38.2        --
Valuation allowance.......................     (4.0)       --           --        --         24.0        --
                                             ------     -----       ------     -----       ------     -----
NET INCOME, AS ADJUSTED (A) (B) (C) (D)...   $  8.6       1.3%      $  0.1        --       $(19.2)     (3.0%)
                                             ======     =====       ======     =====       ======     =====

------------------------

(a) In fiscal 1999, excludes a $5.0 million one-time credit recorded in net revenues relating to the ELI beauty license; $11.0 million restructure and other non-recurring charges recorded as $0.8 million in cost of sales, $6.1 million in selling, general and administrative expenses, and $4.1 million in restructuring charges, recorded net of $1.4 million of prior year's restructuring charges that were determined to be no longer necessary.

(b) In fiscal 1998, excludes certain sales of merchandise to LCI relating to the DKNY JEANS license.

(c) In fiscal 1997, excludes $23.4 million of charges related to the wind-down of the Company's beauty business; $12.5 million related to the wind-down of the DKNY JEANS business; $8.6 million of restructuring charges; and $17.0 million of other charges, primarily nonrecurring, related to strategic initiatives.

(d) In fiscal 1999, excludes a $4.0 million credit recorded in provision (benefit) for income taxes, attributable to the reduction in a previously recorded valuation allowance due to the realization of certain deferred tax assets. In fiscal 1997, excludes a valuation allowance of $24.0 million recorded in provision (benefit) for income taxes.

SIGNIFICANT TRANSACTIONS

    In December 1999, the Company consummated the grant to LCI of the exclusive rights to design, produce, market and sell a new line of women's career and casual sportswear, which line is expected to launch for the Spring 2001 season under a new label. Under the agreement, LCI is obligated to pay the Company a royalty equal to a percentage of net sales of such licensed product. Upon consummation of the transaction, the Company received $6.4 million. See Note 7 in the notes to financial statements contained elsewhere herein.

    In November 1999, the Company announced that it was implementing a series of strategic initiatives intended to further reduce costs and streamline operations, and focus on key business areas. The strategic initiatives include consolidating the DONNA KARAN NEW YORK and DKNY women's divisions, integrating the marketing and public relations functions into one unit, closing seven non-performing outlet stores, recognizing an impairment of under-performing assets and certain other non-recurring charges. As a result of the strategic initiatives, the Company recorded restructuring and other non-recurring charges of $11.0 million. See Note 9 in the notes to financial statements contained elsewhere herein.

    In January 1999, the Company acquired the assets of three free-standing retail stores in the United Kingdom which were previously owned and operated by a Singapore based company, for approximately $17.4 million. The aggregate purchase price was financed with working capital and the issuance of subordinated notes payable which mature in January 2002. See Note 11 in the notes to financial statements contained elsewhere herein.

    In January 1998, the Company granted LCI the exclusive, long-term rights to the DKNY JEANS and DKNY ACTIVE trademarks for apparel products and to source, market, distribute, and sell both collections in the Western Hemisphere. In connection therewith and with the sale to LCI of certain usable inventory and other assets relating to the existing business, the Company received
$30.0 million in fiscal 1997 and receives additional royalties from LCI based on sales of such jeanswear and related apparel and activewear products. In connection with the transaction with LCI, in fiscal 1997 the Company recorded a loss of $12.5 million, which represents the writedown of inventory to net realizable value, as well as other costs necessary to exit its existing jeans business. See Note 7 in the notes to financial statements contained elsewhere herein.

    The Company sells its products in Japan through Donna Karan Japan, a Japanese corporation. In March 1998, the Company and a nonaffiliated party sold all of their outstanding shares in Donna Karan Japan to a Japanese public company. At the same time, Donna Karan Japan was granted a 16-year exclusive license to import, manufacture, license, and/or distribute DONNA KARAN NEW YORK and DKNY products in Japan, with certain exceptions. In addition, Donna Karan Japan was granted the exclusive right to develop and operate a total of 12 DONNA KARAN NEW YORK and DKNY retail boutiques in Japan over the term of the agreement. Upon consummation of this transaction, the Company received
$15.9 million. The Company receives a royalty on net sales of licensed products and a servicing fee on net sales of Donna

Karan products imported by Donna Karan Japan. See Note 6 in the notes to financial statements contained elsewhere herein.

    In fiscal 1997, the Company granted to ELI exclusive worldwide rights to the DONNA KARAN NEW YORK and DKNY trademarks for the manufacture, marketing, distribution, and sale of beauty and beauty-related products, including fragrances, cosmetics, skincare products, and beauty-related accessories. In connection therewith and with the sale to ELI of certain assets relating to the existing business, the Company received $25.0 million in fiscal 1997 and receives additional royalties from ELI based on sales of such beauty and beauty-related products. In fiscal 1997, the Company recorded a loss of $21.1 million related to the wind-down of the Company's beauty business (net of a $2.2 million gain in connection with the consummation of this transaction). See Note 8 in the notes to financial statements contained elsewhere herein.

    On December 16, 1997 the Company announced a restructuring and strategic plan to reduce expenses and streamline operations. The major strategic initiatives were aimed at strengthening financial performance by reducing costs, increasing efficiencies, increasing licensing royalties and focusing on key business areas. As a result of the restructuring and strategic plan, and the May 28, 1997 plan aimed at containing costs and restructuring certain of its operations, in fiscal 1997 the Company recognized restructuring charges of $8.6 million, charges of $23.4 million related to the wind-down of the Company's beauty business, charges of $12.5 million related to the wind-down of the DKNY JEANS business and $17.0 million of other charges, primarily nonrecurring, related to strategic initiatives. See Note 9 in the notes to financial statements contained elsewhere herein.

RESULTS OF OPERATIONS

NET REVENUES

    Net revenues in fiscal 1999 increased $39.2 million, or 6.3%, to $661.8 million as compared to fiscal 1998 and decreased $16.1 million, or 2.5%, to $622.6 million for fiscal 1998 as compared to fiscal 1997. Excluding the one-time recognition of deferred revenue in fiscal 1999 related to the ELI beauty license consummated in fiscal 1997 (the "licensing credit") and certain sales of merchandise to LCI relating to the DKNY JEANS license in fiscal 1998, net revenues in fiscal 1999 increased $61.0 million, or 10.2%, as compared to the prior year. Excluding certain sales of merchandise to LCI in fiscal 1998 relating to the DKNY JEANS license and sales in fiscal 1997 related to the Company's beauty business, net revenues in fiscal 1998 decreased $24.2 million, or 3.9%, as compared to the prior year.

    In fiscal 1999, net revenues increased due to a $16.7 million, or 90.4%, increase in licensing revenues and a $37.1 million, or 39.7%, increase in retail sales, partially offset by a $14.6 million, or 2.9%, decrease in wholesale revenues. In fiscal 1998, net revenues decreased due to a $29.0 million, or 5.4%, decrease in wholesale revenues partially offset by an $8.9 million, or 92.2%, increase in licensing revenues and a $22.8 million, or 32.3%, increase in retail sales.

    Wholesale revenues in fiscal 1999 decreased $14.6 million, or 2.9%, to $496.3 million as compared to $510.9 million in the prior year. Exclusive of certain sales of merchandise to LCI relating to the DKNY JEANS license in fiscal 1998, wholesale revenues increased $12.2 million, or 2.5%. The increase was primarily attributable to an increase in sales from accessories and the menswear business, partially offset by a decrease in sales from the women's business and elimination of sales in the DKNY KIDS business which was licensed in 1998. In fiscal 1998, wholesale revenues, exclusive of the Company's beauty business and certain sales of merchandise to LCI related to the DKNY JEANS license, decreased $55.8 million, or 10.3%, or as compared to the prior year, primarily due to a decrease in revenues of the womenswear and menswear businesses.

    Licensing revenues in fiscal 1999 increased 90.4%, from $18.5 million in fiscal 1998 to $35.1 million in fiscal 1999. Exclusive of the one-time recognition of the licensing credit in fiscal 1999 as a result of satisfying certain conditions of the ELI beauty license, licensing revenues increased $11.7 million or 63.3%.

The increase was primarily due to royalties from: the Company's regional Japanese license; DKNY JEANS and ACTIVE license; and, growth in sales of certain other new and existing licensed products. In fiscal 1998, licensing revenues increased $8.9 million, or 92.2%, to $18.5 million as compared to fiscal 1997. In fiscal 1998, the increase in licensing revenues was primarily due to royalties from the Company's DKNY JEANS and ACTIVE license, as well as growth in sales of certain other new and existing licensed products.

    Retail sales in fiscal 1999 increased $37.1 million, or 39.7%, to $130.4 million as compared to $93.3 million in the prior year. The increase was primarily attributable to: the recent opening and acquisition of full-price free-standing stores; an increase in the number of outlet stores; and a 5.0% increase in comparable store sales. In fiscal 1998, retail sales increased
$22.8 million, or 32.3%, to $93.3 million as compared to fiscal 1997. The increase in fiscal 1998 was primarily due to an increase in the number of outlet stores, a slight increase in comparable store sales, and the opening of four Company-owned, full-price free-standing retail stores.

GEOGRAPHIC

    Net revenues in the United States in fiscal 1999 increased approximately 9.4% to $462.8 million as compared to fiscal 1998 and increased approximately 1.8% to $422.9 million in fiscal 1998 as compared to fiscal 1997. Exclusive of the one-time recognition of the licensing credit in fiscal 1999; certain sales of merchandise to LCI relating to the DKNY JEANS license in fiscal 1998; and sales of the DKNY KIDS business which was licensed in fiscal 1998, net revenues in the United States increased $65.8 million, or 16.8%, in fiscal 1999 as compared to fiscal 1998.

    Net revenues in Japan in fiscal 1999 decreased 40.2% to $27.8 million as compared to fiscal 1998 and decreased 30.4% to $46.5 million in fiscal 1998 as compared to fiscal 1997. In fiscal 1999, the decrease was primarily attributable to the planned decrease in wholesale revenues to Japan, as a result of the Company's licensing agreement with Donna Karan Japan. In fiscal 1998, the decrease was primarily attributable to the general economic conditions in Japan. Additionally, the Company anticipates further decreases in wholesale revenues in Japan, while at the same time recording increased royalties, as Donna Karan Japan completes its transition of its business exclusively from importing and reselling products to primarily manufacturing and selling products. See Note 6 in the notes to financial statements.

    Net revenues for other geographic areas increased 11.8% to $171.2 million in fiscal 1999 as compared to fiscal 1998 and decreased 2.0% to $153.2 million in fiscal 1998 as compared to fiscal 1997. The increase in fiscal 1999 was primarily attributable to the Company's free-standing retail stores in the United Kingdom.

RESTRUCTURING CHARGES (CREDITS), NET AND OTHER NON-RECURRING CHARGES

    In fiscal 1999, the Company recorded restructuring and other non-recurring charges in the amount of approximately $11.0 million primarily related to strategic initiatives including: division consolidations, asset write-downs, personnel related expenses, the closing of non-performing outlet stores and certain other non-recurring charges. These charges were classified as $0.8 million in cost of sales, $6.1 million in selling, general and administrative expenses and $4.1 million in restructuring charges. Additionally, in fiscal 1999 the Company determined that certain amounts related to its prior restructuring were no longer necessary and credited into income approximately $1.4 million. In fiscal 1998, the Company utilized $5.5 million of its reserves previously established in connection with its fiscal 1997 restructuring plan and credited into income approximately $0.3 million of the restructuring accrual, which was determined to no longer be required. In fiscal 1997, the Company recorded restructuring and other charges in the amount of $8.6 million primarily related to severance costs and related benefits. See Note 9 in the notes to financial statements.

GROSS PROFIT

    Gross profit in fiscal 1999 was 31.9% of net revenues as compared to 24.7% of net revenues in fiscal 1998 and 19.0% of net revenues in fiscal 1997. Excluding the one-time recognition of the licensing credit of $5.0 million and the non-recurring charges of $0.8 million in fiscal 1999 and the impact of the DKNY JEANS sales to LCI in fiscal 1998, gross profit margin for fiscal 1999 increased to 31.5% as compared to 25.9% in fiscal 1998. The increase in fiscal 1999, exclusive of the credit and the effect of the DKNY JEANS sales to LCI, was primarily attributable to a change in the revenue mix to higher margin licensing business and full-price retail stores. Excluding the impact of the DKNY JEANS sales to LCI in fiscal 1998 and the effect of beauty business sales in fiscal 1997, gross profit margin for fiscal 1998 increased to 25.9% as compared to 20.6% in fiscal 1997. In fiscal 1997, the gross profit was impacted by the wind-down of the Company's beauty and DKNY JEANS businesses, and other charges, primarily nonrecurring, related to strategic initiatives. As a result of these transactions, the Company recorded charges which were included in cost of sales of $11.7 million related to the beauty business, $9.4 million related to the DKNY JEANS business and $1.6 million related to strategic initiatives. Exclusive of these charges, gross profit was 23.6% of net revenues for fiscal 1997. The increase, as adjusted for DKNY JEANS sales, beauty business sales, and other charges, to 25.9% in fiscal 1998 as compared to 23.6% in fiscal 1997, primarily reflected the impact of greater licensing revenues, shifts in product mix, and lower operating costs attributable to production efficiencies achieved as a result of the Company's cost reduction initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased to 29.3% of net revenues in fiscal 1999, as compared with 24.4% and 32.0% of net revenues in fiscal 1998 and fiscal 1997, respectively. Exclusive of the licensing credit in fiscal 1999 and the effect of the DKNY JEANS sales to LCI in fiscal 1998, selling, general and administrative expenses were 29.5% and 25.5% of net revenues for fiscal 1999 and 1998, respectively. In fiscal 1999, selling, general and administrative expenses included non-recurring charges of $6.1 million related to strategic initiatives. Exclusive of such non-recurring charges, selling, general and administrative expenses were $187.7 million, or 28.6% of net revenues. In fiscal 1999, the increase was primarily a result of an increase in the number of the Company's full-price free-standing retail stores and certain initiatives in the wholesale segment. In fiscal 1998, the decrease was primarily attributable to the absence of charges, primarily nonrecurring, and lower selling, marketing, advertising and personnel and related expenses, primarily as a result of the Company's strategic initiatives, including the licensing of the beauty and DKNY JEANS businesses. Additionally, in fiscal 1999 and 1998, costs associated with the Company's ongoing licensing efforts increased.

OPERATING INCOME (LOSS)

    Operating income increased $12.4 million to $14.7 million in fiscal 1999 as compared to fiscal 1998 and increased $93.6 million to $2.3 million in fiscal 1998 as compared to a loss of $91.3 million in fiscal 1997. Exclusive of the licensing credit, and net restructuring and other charges, primarily nonrecurring, operating income was $19.1 million in fiscal 1999 and the operating loss was $29.8 million in fiscal 1997. Operating income (loss) as a percent of net revenues for fiscal 1999 was 2.2%, as compared to 0.4% and (14.3%), in fiscal 1998 and fiscal 1997, respectively. Exclusive of the non-recurring items, operating income (loss) as a percent of net revenues for fiscal 1999 and fiscal 1997 was 2.9% and (4.6%), respectively. In fiscal 1999, the increase in operating income is attributable to increased operating profit in the licensing segment, decreased operating losses in the retail segment, and increased operating profit in the wholesale segment. In fiscal 1998, the increase in operating income is attributable to higher gross profits, decreased selling, general and administrative expenses, and the absence of restructuring and other non-recurring charges.

EQUITY IN (LOSS) EARNINGS OF AFFILIATE

    Equity in (loss) earnings of affiliate was approximately ($0.1) million in fiscal 1998 as compared with $1.4 million in fiscal 1997. In March 1998, the Company sold all of its outstanding shares in Donna Karan Japan, to a nonaffiliated party. In fiscal 1998, the decrease was due to a decrease in earnings of the operations of Donna Karan Japan. See Note 6 in the notes to financial statements contained elsewhere herein.

INTEREST EXPENSE, NET

    Interest expense, net of interest income, increased $2.0 million to $4.1 million in fiscal 1999 as compared to fiscal 1998 and decreased
$0.4 million to $2.1 million in fiscal 1998 from $2.5 million in fiscal 1997. In fiscal 1999, the increase was primarily attributable to an increase in average borrowings during the year. In fiscal 1998, the decrease was primarily attributable to lower borrowings during the last quarter of fiscal 1998.

PROVISION (BENEFIT) FOR INCOME TAXES

    The provision (benefit) for income taxes represents Federal, foreign, state and local income taxes. The provision (benefit) for income taxes for fiscal 1999, 1998 and 1997 was $0.6 million, $0.1 million and ($11.0) million, respectively. In fiscal 1999, the Company recognized a tax credit of $4.0 million relating to an adjustment of its valuation allowance. Prior to the tax credit, the provision was $4.6 million. Realization of the future tax benefits related to any deferred tax assets is dependent primarily on the Company's ability to generate sufficient taxable income within the net operating loss carryforward period. Due to the inherent uncertainties in estimating future taxable income, in fiscal 1997 the Company provided for a valuation allowance of $24.0 million, of which $4.0 million was determined to be no longer required in fiscal 1999, and was reduced to $20.0 million.

NET INCOME (LOSS)

    Net income was $10.0 million in fiscal 1999, as compared to $0.1 million in fiscal 1998 and a net loss of $81.4 million in fiscal 1997. Exclusive of the licensing credit, the net restructuring and other non-recurring charges, and the credit and charge related to the tax valuation allowance, net income in fiscal 1999 was $8.6 million and net loss was $19.2 million in fiscal 1997. In fiscal 1999, the increase was primarily attributable to increased net revenues and gross profit margins. In fiscal 1998, the improvement in net income as compared to fiscal 1997 (excluding the restructuring and nonrecurring charges) was primarily attributable to increased gross profit and lower selling, general and administrative expenses. The net loss in fiscal 1997 was due to the reduced margin in fiscal 1997, as well as the restructuring and nonrecurring charges recorded in fiscal 1997, as described above.

NET INCOME (LOSS) PER COMMON SHARE

    Net income per common share on a diluted basis was $0.46 per share in fiscal 1999, as compared to $0.01 per share in fiscal 1998, and a net loss per common share on a diluted basis of ($3.78) per share in fiscal 1997. Exclusive of the licensing credit, the net restructuring and other non-recurring charges, and the credit and charge related to the tax valuation allowance, net income per common share on a diluted basis in fiscal 1999 was $0.40 per share and in fiscal 1997 net loss per common share on a diluted basis was ($0.89) per share.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings under its revolving credit facility. The Company's principal need for funds is to finance working capital (principally inventory and receivables), capital expenditures

(including the construction of new shop-in-shops, outlet and full-price free-standing retail stores), and investments in the start-up of new collections and the extension of existing collections. At January 2, 2000, the Company had cash and cash equivalents of $15.0 million compared with $7.4 million at January 3, 1999.

    In September 1996, the Company entered into a $150.0 million revolving credit facility (the "Facility"), which was amended in 1999, 1998 and 1997. Subsequent to the end of fiscal 1999, the Company amended the Facility and extended its term to expire on May 1, 2003. The Facility includes a $70.0 million subfacility for letters of credit and a $30.0 million subfacility for loans in certain foreign currencies. Borrowings under the Facility bear interest at a fixed spread over the lead bank's prime rate or, at the option of the Company, at a fixed spread over the LIBOR and are limited to a borrowing base calculated on eligible accounts receivable, inventory and letters of credit. The Facility is secured by accounts receivable and inventory of the Company and a pledge of all the equity interests of the subsidiaries of the Company. The Facility includes financial and other restrictive covenants, including a limitation on additional debt, which can be incurred, and on the amount of dividends which the Company can pay. The Facility is used for working capital requirements and general corporate purposes. At January 2, 2000 and January 3, 1999, there were no amounts outstanding under the Facility. In connection with the Company's acquisition of three stores in the United Kingdom in fiscal 1999, the Company issued subordinated notes payable which are due January 2, 2002. See Note 11 in the notes to financial statements. The Company had a $6.7 million note payable to a principal stockholder as of December 28, 1997, which was repaid by the Company during the first quarter of 1998.

    The Company has supplemented its cash flow from operations and bank lines of credit with proceeds from the Offering and its license and strategic alliances. In December 1999, the Company received from LCI $6.4 million related to the grant of rights for the production, marketing, and sale of a new line of career and casual sportswear for women. In March 1998, the Company received
$15.2 million related to a 16-year exclusive license to import, manufacture, license and/or distribute DONNA KARAN NEW YORK and DKNY products in Japan, with certain exceptions. In January 1998, the Company received from LCI
$30.0 million related to the granting of rights for the marketing, distribution, and sale of DKNY JEANS and ACTIVEWEAR apparel products in the Western Hemisphere. In November 1997, the Company received from ELI $25.0 million related to the grant of worldwide rights for the manufacturing, marketing, distribution and sale of beauty and beauty-related products and the sale of certain assets relating to the existing business.

    Net cash provided by operating activities in fiscal 1999 was $27.8 million, as compared to net cash provided by operating activities of $39.5 million in fiscal 1998, and net cash used in operating activities of $54.9 million in fiscal 1997. The fiscal 1999 decrease primarily reflected the Company's recording of greater deferred income associated with the Company's licensing agreements in the prior-year, a greater increase in accounts receivable, deferred taxes, deposits and other current assets, and a lesser decrease in inventory, partially offset by an increase in accounts payable, accrued expenses and other current liabilities and an increase in net income. The fiscal 1998 increase primarily reflects the Company's increased net earnings, the recording of deferred revenues associated with the Company's recent licensing agreements, lower inventory levels, a decrease in deferred income taxes, partially offset by a decrease in accounts payable, accrued expenses, and other current liabilities, an increase in accounts receivable and prepaid expenses and other current assets, and a lesser increase in deposits and other noncurrent assets. Net cash used for investing activities in fiscal 1999 was $20.2 million, as compared to $7.5 million in fiscal 1998 and $9.8 million in fiscal 1997. Net cash used for investing activities primarily reflects the Company's acquisition of free-standing retail stores and increased purchases of property and equipment.

    The Company borrows on a seasonal basis for working capital and other purposes. In fiscal 1999, the Company used no net cash in financing activities. Net cash used for financing activities of $29.1 million in fiscal 1998 primarily related to the repayment of amounts outstanding under the Company's Facility and the repayment of a note payable to a principal stockholder. Net cash provided by financing activities in fiscal 1997 primarily reflects borrowings.

    Capital expenditures amounted to $11.0 million, $8.2 million and $9.8 million in fiscal 1999, 1998 and 1997, respectively. Spending for all three periods primarily reflects expenditures for leasehold improvements, outlet stores, equipment, machinery, computers, and office furniture, and in fiscal 1999 and 1998 reflects spending for full-price free-standing retail stores. Additionally, in fiscal 1999, the Company used cash of $9.2 million in the acquisition of three free-standing stores in the United Kingdom. As of January 2, 2000, the Company had outstanding commitments for capital expenditures of approximately $2.5 million.

    The Company uses derivative financial instruments for the purpose of managing its exposure to adverse fluctuations in foreign currency exchange rates. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company conducts business in many foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies, principally the Italian lire, U.K. pound, and Dutch guilder, have on the Company's costs and cash flows. The Company addresses its risks through a program of risk management, the principal objective of which is to minimize the effect of foreign exchange rate movements on the Company's operating activities.

    The Company enters into forward exchange contracts to hedge purchases, accounts receivable and accounts payable denominated in foreign currencies for periods consistent with its identified exposures. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs. The Company from time-to-time also enters into purchased foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Any gains realized on such options that qualify as hedges are deferred and recognized in operating income when the underlying hedged transaction occurs. Premiums on foreign currency options are amortized over the period being hedged. Foreign currency transactions that do not qualify as hedges are marked-to-market on a current basis with gains and losses recognized through income and reflected in operating expenses. In addition, any previously deferred gains and losses on hedges that are terminated prior to the transaction date are recognized in current income when the hedge is terminated. The contracts have varying maturities with none exceeding 24 months.

    As a matter of policy, the Company enters into contracts with parties which are major international banks and financial institutions that have at least an "A" (or equivalent) credit rating. The Company's exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote, and in any event, would be immaterial. Costs associated with entering into such contracts have not been material to the Company's financial results. At January 2, 2000, the Company had contracts to exchange foreign currencies in the form of forward exchange contracts in the amount of $115.8 million.

    The Company extends credit to its customers, including those who have accounted for significant portions of the Company's gross revenues. Accordingly, the Company may have significant exposure for accounts receivable from its customers, or group of customers under common ownership. The Company has credit policies and procedures, which it uses to manage its credit risk. To further manage its credit risk, the Company insures its accounts receivable under credit risk insurance policies, subject to certain limitations.

    The Company anticipates that it will be able to satisfy its ongoing cash requirements for the foreseeable future, primarily with cash flow from operations, supplemented by borrowings under its Facility and, from time-to-time, amounts received in connection with strategic transactions, including licensing arrangements. Events that may impact this include, but are not limited to, future events that may have the effect of reducing available cash balances (such as unexpected operating losses or increased capital or other expenditures), as well as future circumstances that might reduce or eliminate the availability of external financing.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company conducts business in many foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on the Company's costs and on the cash flows which it receives from its foreign subsidiaries. The Company believes that currently it has no other material market risk exposures. The Company addresses its risks through a controlled program of risk management that includes the use of derivative financial instruments. The Company primarily enters into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates, and accordingly categorizes these instruments as entered into for purposes other than trading. See Note 3 in the notes to financial statements.

    The Company uses a value-at-risk model to assess the market risk of its derivative financial instruments. Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors, for a specified time period and confidence level. The Company estimates value-at-risk across all of its derivative financial instruments using a model with historical volatilities and correlations calculated over the past 250-day period. The Company's measured value-at-risk from holding such derivative instruments, using a variance/co-variance model with a 95 percent confidence level, assuming normal market conditions at January 2, 2000 was approximately $1.8 million.

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

OUTLOOK

    The Company continues to invest in additional full-price free-standing retail stores, expand its licensing activities, implement its strategic plan, and respond to external market conditions, and as a result, selling, general and administrative expenses are expected to increase as a percent of net revenues. Additionally, the Company is continuing its strategy of identifying and pursuing new licensing opportunities, which are intended to be complementary to its existing product lines. The Company believes that this strategy will enable it to expand its product offerings as well as enter into new international markets. Through these strategic alliances and the roll-out of existing licenses, the Company anticipates increased licensing revenues as a result of extending and broadening the reach of its brands and products. However, the Company's ability to maintain and increase licensing revenue is dependent upon certain factors not within the Company's control, including the retail performance of products sold by licensees. Lastly, as the Company diversifies its revenue mix, lessening the Company's dependency on any one particular business, further declines in the women's wholesale business may occur.

    In fiscal 1999 and fiscal 1998, revenue from sales to Asia represented approximately 8.1% and 11.7%, respectively, of the Company's wholesale net revenues including approximately 4.9% and 8.9% to Japan, respectively, and approximately 3.2% and 2.7%, respectively, to other areas in Asia. The Company has continued to experience a declining sales trend in fiscal 1999 as compared to fiscal 1998, which the Company believes was due to the transition of the Donna Karan Japan business and, in part, to the general economic conditions and currency fluctuations in Asia. Additionally, the Company anticipates further decreases in wholesale revenues in Japan, while at the same time receiving increased royalties, as Donna Karan Japan completes its transition of its business exclusively from importing and reselling products to primarily manufacturing and selling products.

SEASONALITY OF BUSINESS

    The Company's business varies with general seasonal trends that are characteristic of the apparel and retail industries, and it generally experiences lower net revenues and net income (or higher net losses) in the first half of each fiscal year, as compared to the second half of its fiscal year. Accordingly, the Company's outstanding borrowings under its revolving credit facility, historically, have been lower on or about its fiscal year end. On a quarterly basis, the Company's operations may vary with production and shipping schedules, the introduction of new products, and variation in the timing of certain holidays from year to year. The Company historically has experienced lower net revenues and operating income in the second quarter than in other quarters due to (i) lower demand among retail customers typical of the apparel industry, and (ii) certain expenses that are constant throughout the year being relatively higher as a percentage of net revenues. As the Company's business continues to evolve and as it increases its full-price free-standing retail business, the Company's operating performance may not reflect the typical seasonality of the apparel industry.

YEAR 2000

    The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, "Programs and Systems"). The Company believes it has successfully addressed the Year 2000 issue, enabling its systems to recognize and process transactions for the Year 2000 and thereafter. As of December 31, 1999, the Company had completed remediation and testing of all internal computer systems and application software. The Company will be monitoring and testing the internal systems through the early part of 2000.

    The Company to date has not been made aware of any situations from its significant vendors, customers, transportation carriers, and financial institutions about their Year 2000 state of readiness which may otherwise impact the Company's operations.

    Based upon current information, the Company estimates that the costs of addressing the Year 2000 issue have not been material and are expected to continue to be immaterial. Although the Company is not currently aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, there can be no assurance that there will not be increased costs associated with, the implementation of any necessary systems and changes to address Year 2000 issues. Additionally, while the Company does not currently have the ability to track internal employee costs specifically related to the Year 2000 project, these costs are not expected to have a material impact on the Company's results of operations or financial condition.

    The Company continues to believe that the Year 2000 issue will not pose significant operational problems for its computer systems. However, there can be no assurance that there will not be a delay in, the implementation of the necessary systems and changes to address future Year 2000 issues, or the systems from third parties (i.e. suppliers, customers, and financial institutions) with whom the Company relies on directly, or indirectly, to be Year 2000 compliant, are not operational. As such, the Year 2000 could have a material adverse effect on the Company's future results of operations or financial condition.

    As of April 3, 2000, the Company has not experienced any significant problems related to the Year 2000 issue which would have a material impact on the Company.

EURO CONVERSION

    As part of the European Economic and Monetary Union (EMU), a single currency (the "Euro") will replace the national currencies of most of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating nations currencies were fixed irrevocably as of January 1, 1999, with the participating national currencies being removed from circulation between January 1 and June 30, 2002 and replaced by Euro notes and coinage. During the "transition period" from January 1, 1999 through December 31, 2001, public and private entities as well as individuals may pay for goods and services using either checks, drafts, or wire transfers denominated in Euro or the participating country's national currency.

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

ACCOUNTING STANDARDS

    In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137 "Accounting for Derivatives Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date of SFAS
No. 133 until June 15, 2000. In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and does not require retroactive restatements of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company is still determining the effects, of adopting SFAS No. 133, will have on its financial position or the results of its operations. However, the statement will likely result in a change in the Company's reported assets and liabilities and may affect earnings and comprehensive income, as defined by SFAS No. 130 "Reporting Comprehensive Income."

    In August 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-5 "Reporting on the Costs of Start-up Activities." This statement establishes accounting standards for the costs of start-up activities which qualify as preoperating costs, preopening costs, and organization costs, and requires that all such costs be expensed as incurred. SOP No. 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998 and does not require retroactive restatement of prior financial statements. In the year of initial adoption, the effects of SOP
No. 98-5 shall be treated as the cumulative effect of an accounting change, with no pro forma restatement required. The adoption of SOP No. 98-5 did not have a material impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information required by this item is set forth in Item 7 under the heading "Derivative Financial Instruments" and in Note 3 to the Company's financial statements included in this Annual Report on Form 10-K and is incorporated herein by reference.

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

    Information with respect to Directors of the Company which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to its 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 2000 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    Information called for by this Item 11 is incorporated by reference to the information set forth under the heading "Executive Compensation" in the Company's 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information called for by this Item 12 is incorporated by reference to the information set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors," "Employment Arrangements," and "Certain Relationships and Related Transactions" in the Company's 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

       1.  Financial Statements - See "Index to Financial Statements"

       2. Financial Statement Schedule - Schedule II Valuation and Qualifying Accounts and Reserves

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

       3.  Exhibits - see "Exhibit Index"

    (b) The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.

                         DONNA KARAN INTERNATIONAL INC.
                         INDEX TO FINANCIAL STATEMENTS
       YEARS ENDED JANUARY 2, 2000, JANUARY 3, 1999 AND DECEMBER 28, 1997

                                                                PAGE
                                                              --------
Report of Independent Auditors..............................     F-2

Statements of Operations for the years ended January 2,
  2000, January 3, 1999 and December 28, 1997...............     F-3

Balance Sheets as of January 2, 2000 and January 3, 1999....     F-4

Statements of Stockholders' Equity for the years ended
  January 2, 2000, January 3, 1999 and December 28, 1997....     F-5

Statements of Cash Flows for the years ended January 2,
  2000, January 3, 1999, and December 28, 1997..............     F-6

Notes to Financial Statements...............................     F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors of
Donna Karan International Inc.

    We have audited the accompanying consolidated balance sheets of Donna Karan International Inc. and subsidiaries (the "Company") as of January 2, 2000 and January 3, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 2, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Donna Karan International Inc. and subsidiaries at January 2, 2000 and January 3, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

New York, New York
March 21, 2000

                         DONNA KARAN INTERNATIONAL INC.
                            STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED
                                                           -----------------------------------------------
                                                            JANUARY 2,      JANUARY 3,      DECEMBER 28,
                                                               2000            1999             1997
                                                           -------------   -------------   ---------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES.............................................   $  661,837      $  622,646       $  638,725
Cost of sales............................................      450,686         468,559          517,318
                                                            ----------      ----------       ----------
GROSS PROFIT.............................................      211,151         154,087          121,407
Selling, general, and administrative expenses............      193,827         152,089          204,088
Restructuring charges (credits), net.....................        2,645            (267)           8,635
                                                            ----------      ----------       ----------
OPERATING INCOME (LOSS)..................................       14,679           2,265          (91,316)
Other income (expense):
  Equity in (loss) earnings of affiliate.................           --             (65)           1,435
  Interest income........................................           97             599              560
  Interest expense.......................................       (4,187)         (2,649)          (3,075)
  Gain on sale of interests in affiliates................           --              88               --
                                                            ----------      ----------       ----------
INCOME (LOSS) BEFORE INCOME TAXES........................       10,589             238          (92,396)
Provision (benefit) for income taxes.....................          553             110          (11,034)
                                                            ----------      ----------       ----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK...........   $   10,036      $      128       $  (81,362)
                                                            ==========      ==========       ==========

Net income (loss) per common share:
  Basic..................................................   $     0.46      $     0.01       $    (3.78)
  Diluted................................................   $     0.46      $     0.01       $    (3.78)

Weighted average common shares outstanding:
  Basic..................................................   21,599,500      21,598,264       21,512,050
  Diluted................................................   21,702,700      21,631,664       21,512,050

                       See notes to financial statements

                         DONNA KARAN INTERNATIONAL INC.
                                 BALANCE SHEETS

                                                              JANUARY 2,   JANUARY 3,
                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................   $ 15,038     $  7,448
  Accounts receivable, net of allowances of $27,193 and
    $29,872 respectively....................................     86,314       70,977
  Inventories...............................................     82,792       89,825
  Deferred income taxes.....................................     26,408       24,688
  Prepaid expenses and other current assets.................     17,567       18,860
                                                               --------     --------
    Total current assets....................................    228,119      211,798
Property and equipment, at cost--net........................     41,512       33,675
Deferred income taxes.......................................     19,543       17,052
Deposits and other noncurrent assets........................     15,117       16,204
                                                               --------     --------
                                                               $304,291     $278,729
                                                               ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................   $ 57,923     $ 59,266
  Accrued expenses and other current liabilities............     71,339       60,864
                                                               --------     --------
    Total current liabilities...............................    129,262      120,130
                                                               --------     --------

Subordinated notes payable..................................      8,209           --
Deferred income.............................................     34,051       36,495
Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 35,000,000 shares
    authorized, 21,600,264 shares at January 2, 2000, and
    21,599,264 shares at January 3, 1999 issued and
    outstanding.............................................        216          216
  Common stock class A, $0.01 par value, 18 shares
    authorized, issued and outstanding......................         --           --
  Common stock, class B, $0.01 par value, 2 shares
    authorized, issued and outstanding......................         --           --
  Preferred stock, $0.01 par value, 1,000,000 shares
    authorized, no shares issued and outstanding............         --           --
  Additional paid-in capital................................    188,471      188,479
  Retained deficit..........................................    (53,711)     (63,747)
  Accumulated other comprehensive loss......................       (991)      (1,206)
                                                               --------     --------
                                                                133,985      123,742
  Less: Treasury stock, at cost (17,770 shares and 18,770
    shares, respectively)...................................       (419)        (443)
    Unearned compensation...................................       (797)      (1,195)
                                                               --------     --------
    Total stockholders' equity..............................    132,769      122,104
                                                               --------     --------
                                                               $304,291     $278,729
                                                               ========     ========

                       See notes to financial statements

                         DONNA KARAN INTERNATIONAL INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              JANUARY 2,   JANUARY 3,   DECEMBER 28,
                                                                 2000         1999          1997
                                                              ----------   ----------   ------------
                                                                          (IN THOUSANDS)
Common stock, beginning of year.............................   $    216     $    216      $    215
Stock award.................................................         --           --             1
                                                               --------     --------      --------
Common stock, end of year (1)...............................        216          216           216
                                                               --------     --------      --------
Paid-in capital, beginning of year..........................    188,479      188,491       186,899
Stock award.................................................         (8)         (12)        1,592
                                                               --------     --------      --------
Paid-in capital, end of year (1)............................    188,471      188,479       188,491
                                                               --------     --------      --------
Retained deficit, beginning of year.........................    (63,747)     (63,875)       17,487
Net income (loss)...........................................     10,036          128       (81,362)
                                                               --------     --------      --------
Retained deficit, end of year (1)...........................    (53,711)     (63,747)      (63,875)
                                                               --------     --------      --------
Treasury stock, beginning of year...........................       (443)        (479)         (479)
Stock award.................................................         24           36            --
                                                               --------     --------      --------
Treasury stock, end of year (1).............................       (419)        (443)         (479)
                                                               --------     --------      --------
Unearned compensation, beginning of year....................     (1,195)      (1,434)           --
Compensation earned (stock award)...........................        398          239        (1,434)
                                                               --------     --------      --------
Unearned compensation, end of year (1)......................       (797)      (1,195)       (1,434)
                                                               --------     --------      --------
Accumulated other comprehensive loss, beginning of year.....     (1,206)        (455)         (331)
Foreign currency translation adjustments....................        215         (751)         (124)
                                                               --------     --------      --------
Accumulated other comprehensive loss, end of year (1).......       (991)      (1,206)         (455)
                                                               --------     --------      --------
Comprehensive income (loss).................................   $ 10,251     $   (623)     $(81,486)
                                                               ========     ========      ========
TOTAL STOCKHOLDERS' EQUITY..................................   $132,769     $122,104      $122,464
                                                               ========     ========      ========

------------------------

(1) The sum of these items comprises total stockholders' equity.

                       See notes to financial statements

                         DONNA KARAN INTERNATIONAL INC.
                            STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED
                                                              --------------------------------------
                                                              JANUARY 2,   JANUARY 3,   DECEMBER 28,
                                                                 2000         1999          1997
                                                              ----------   ----------   ------------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).........................................    $10,036      $   128      $(81,362)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities, as adjusted
    for effect of sale of interests in Donna Karan Japan:
    Depreciation and amortization...........................     19,406       11,169        13,115
    Amortization of deferred income.........................    (14,494)      (7,956)           --
    Provision for bad debts.................................      2,717        1,544           843
    Deferred income taxes...................................     (4,211)        (989)       (9,439)
    Other, net..............................................        414          (27)        1,403
    Write-off of property, plant and equipment..............         --           --         3,301
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable..............    (18,054)      (4,383)        4,789
    Decrease (increase) in inventories......................     10,819       22,541       (11,686)
    Decrease (increase) in prepaid expenses and other
      current assets........................................      1,294       (6,790)        2,218
    Increase in deposits and other noncurrent assets........     (6,464)      (3,508)       (6,368)
    Increase (decrease) in accounts payable, accrued
      expenses, and other current liabilities...............     28,785       (8,616)       28,264
    (Decrease) increase in deferred income..................     (2,444)      36,360            --
                                                                -------      -------      --------
      NET CASH PROVIDED BY (USED FOR) OPERATING
        ACTIVITIES..........................................     27,804       39,473       (54,922)
                                                                -------      -------      --------

INVESTING ACTIVITIES
  Purchase of free-standing retail stores...................     (9,200)          --            --
  Proceeds from sale of affiliate...........................         --          646            --
  Purchase of property and equipment........................    (11,014)      (8,158)       (9,823)
                                                                -------      -------      --------
      NET CASH (USED FOR) INVESTING ACTIVITIES..............    (20,214)      (7,512)       (9,823)
                                                                -------      -------      --------

FINANCING ACTIVITIES
  Net (repayment) proceeds of revolving credit facility.....         --      (22,314)       22,314
  (Repayment) proceeds of note payable to principal.........         --       (6,700)        6,700
  Payments under capital lease..............................         --          (36)         (282)
                                                                -------      -------      --------
      NET CASH (USED FOR) PROVIDED BY FINANCING
        ACTIVITIES..........................................         --      (29,050)       28,732
                                                                -------      -------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      7,590        2,911       (36,013)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............      7,448        4,537        40,550
                                                                -------      -------      --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................    $15,038      $ 7,448      $  4,537
                                                                =======      =======      ========

                       See notes to financial statements

                         DONNA KARAN INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying financial statements include the accounts of Donna Karan International Inc. and subsidiaries ("DKI" or the "Company"). The accompanying financial statements include the results of operations of DKI for the fiscal year ended January 2, 2000, January 3, 1999, and December 28, 1997. All significant intercompany balances and transactions have been eliminated. The equity method of accounting was used for Donna Karan Japan K.K. ("DKJ") since the date the Company sold 70% of its interest to a nonaffiliated party and until March 1998, when the Company and such nonaffiliated party sold all of their remaining outstanding shares to a Japanese public company (see Note 6).

    The Company's fiscal year consists of the 52- or 53-week period ending on the Sunday nearest December 31, with fiscal 1999 and fiscal 1997 consisting of a 52-week year and fiscal 1998 consisting of a 53-week year.

    Certain amounts in the financial statements and notes thereto of prior years have been reclassified to conform to the current year presentation for comparative purposes.

    NET INCOME (LOSS) PER COMMON SHARE

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

    Reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                           JANUARY 2,   JANUARY 3,   DECEMBER 28,
                                                              2000         1999          1997
                                                           ----------   ----------   ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
Net income (loss) attributable to common stock...........  $   10,036   $      128    $  (81,362)
                                                           ==========   ==========    ==========
DENOMINATOR:
Weighted average common shares outstanding--
  Basic..................................................  21,599,500   21,598,264    21,512,050
Effect of dilutive securities: stock options.............     103,200       33,400            --
                                                           ----------   ----------    ----------
Weighted average common shares outstanding--
  Diluted................................................  21,702,700   21,631,664    21,512,050
                                                           ==========   ==========    ==========
Basic EPS................................................  $     0.46   $     0.01    $    (3.78)
                                                           ==========   ==========    ==========
Diluted EPS..............................................  $     0.46   $     0.01    $    (3.78)
                                                           ==========   ==========    ==========

    Options to purchase 1,741,500 shares of common stock at various prices outstanding during fiscal 1997 were not included in the calculation of earnings per share because the effect would have been antidilutive.

                         DONNA KARAN INTERNATIONAL INC.

    INVENTORIES

    Inventory includes only those items considered saleable or usable in future periods, and is stated at the lower of cost or market, with cost being determined on the first-in, first-out method.

                                                          JANUARY 2,   JANUARY 3,
                                                             2000         1999
                                                          ----------   ----------
                                                              (IN THOUSANDS)
Raw materials...........................................    $ 2,947      $ 6,588
Work in process.........................................      2,730        4,654
Finished goods..........................................     77,115       78,583
                                                            -------      -------
                                                            $82,792      $89,825
                                                            =======      =======

    PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost less accumulated depreciation. For financial statement purposes depreciation of machinery, equipment and fixtures, including amounts accounted for under capital leases, is computed using straight-line and accelerated methods based on their estimated useful lives, which range from 5 to 7 years. Leasehold improvements are amortized on a straight-line basis over the lease term, and which in certain instances include the anticipated renewal period.

    The Company's share of the cost of constructing in-store shop displays is capitalized and amortized using the straight-line method over their estimated useful lives of 4 years. The Company's share of the cost of constructing full-price free-standing retail stores under license agreements is capitalized and amortized on a straight-line basis over their estimated useful lives of 8 years. At January 2, 2000 and January 3, 1999, the unamortized balance of these costs of $11.8 million and $12.8 million, respectively, was included in "Deposits and other noncurrent assets" in the accompanying balance sheets. Amortization expense of these costs for the years ended January 2, 2000, January 3, 1999 and December 28, 1997 amounted to approximately $5.1 million, $4.4 million and $4.2 million, respectively.

    Major classes of property and equipment consist of the following:

                                                          JANUARY 2,   JANUARY 3,
                                                             2000         1999
                                                          ----------   ----------
                                                              (IN THOUSANDS)
Machinery, equipment and fixtures.......................    $28,281      $25,443
Leasehold improvements..................................     61,776       44,924
                                                            -------      -------
                                                             90,057       70,367
Less accumulated depreciation and amortization..........    (48,545)     (36,692)
                                                            -------      -------
                                                            $41,512      $33,675
                                                            =======      =======

    Depreciation and amortization of property and equipment amounted to $9.6 million, $5.5 million, and $7.9 million for the years ended January 2, 2000, January 3, 1999 and December 28, 1997, respectively.

    LONG-LIVED ASSETS

    The Company accounts for long-lived assets, including intangibles, at the lower of amortized cost or fair value, less disposition costs. Whenever events or changes in circumstances have indicated that the

                         DONNA KARAN INTERNATIONAL INC.

carrying amount of assets might not be recoverable, the Company, using its best estimates, reviews for impairment the carrying value of those long-lived assets. In fiscal 1999, the Company identified certain underperforming stores as a result of this review, and recorded a charge of approximately $3.7 million, related to this impairment loss (see Note 9).

    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities are comprised of the following:

                                                          JANUARY 2,   JANUARY 3,
                                                             2000         1999
                                                          ----------   ----------
                                                              (IN THOUSANDS)
Accrued expenses........................................    $17,326      $17,395
Unearned revenues.......................................     14,852       14,865
Accrued compensation....................................     14,061       12,396
Accrued royalties.......................................     10,559        5,795
Accrued income taxes....................................      6,469           27
Accrued restructuring and other charges.................      5,370        8,087
Accrued taxes other than income taxes...................      1,722        1,856
Other...................................................        980          443
                                                            -------      -------
                                                            $71,339      $60,864
                                                            =======      =======

    REVENUE RECOGNITION

    Revenues from merchandise sales are recognized upon shipment of products to the customer or, in the case of sales by Company-owned stores, when payment is received. The Company reports its sales on a net basis, which is computed by deducting from gross sales the amount of actual and anticipated discounts, returns and allowances. Income from licensing agreements is recognized when earned and is included in net revenues.

    ADVERTISING AND PROMOTION

    Costs associated with the production of advertising are expensed upon the first showing of the related advertisement, which is generally less than six months after the production costs are incurred. At January 2, 2000 and January 3, 1999, advertising costs totaling $1.9 million and $2.6 million, respectively, were included in "Prepaid expenses and other current assets" in the accompanying balance sheets. Advertising and marketing expenses, including costs related to the Company's Creative Services Department, for fiscal 1999, 1998 and 1997 were $34.1 million, $31.0 million and $47.2 million, respectively. Advertising and marketing expenses, including costs related to the Company's Creative Services Department, exclusive of the beauty business, were $36.1 million for fiscal 1997.

    STORE PRE-OPENING COSTS

    In accordance with Accounting Standards Executive Committee ("AcSec") Statement of Position ("SOP") No. 98-5 "Reporting on the Costs of Start-up Activities," costs associated with the opening or remodeling of stores, such as pre-opening rent and payroll, are expensed as incurred. In fiscal 1999, the Company expensed $1.9 million of costs associated with the opening of its DKNY flagship store on Madison Avenue in New York City, New York.

                         DONNA KARAN INTERNATIONAL INC.

    COMPREHENSIVE INCOME (LOSS)

    SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) as reported by the Company is comprised of net income (loss) and other comprehensive (loss), which contains gains or losses from foreign currency translation, and is reflected in the Company's Statements of Stockholders' Equity (see Note 15).

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash includes approximately
$9.4 million and $5.4 million of short-term deposits at January 2, 2000 and January 3, 1999, respectively.

    STATEMENT OF CASH FLOWS

    Supplemental disclosures of cash flow information:

                                                            YEAR ENDED
                                              --------------------------------------
                                              JANUARY 2,   JANUARY 3,   DECEMBER 28,
                                                 2000         1999          1997
                                              ----------   ----------   ------------
                                                          (IN THOUSANDS)
Cash paid during the year for:
    Interest................................    $2,825       $1,507        $2,369
                                                ======       ======        ======
    Taxes...................................    $  673       $6,174        $5,605
                                                ======       ======        ======

    FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

    For foreign operations, local currencies are considered the functional currency. All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while results of operations are translated at weighted average rates of exchange for the year. Unrealized translation gains or losses are generally reported in stockholders' equity as accumulated other comprehensive loss. Such adjustments amounted to approximately $0.2 million of unrealized translation gains and $0.8 million of unrealized translation losses in fiscal 1999 and fiscal 1998, respectively. Gains and losses from foreign currency transactions are included in other comprehensive income (loss) (see Note 15).

    The Company enters into forward exchange contracts and from time-to-time purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. These financial instruments are designed to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of business. The Company does not engage in speculation. Gains and losses on foreign exchange contracts which hedge exposures on firm foreign currency commitments are deferred and recognized as adjustments to the bases of those assets. For fiscal 1999, 1998, and 1997, gains and losses on foreign exchange contracts were not material (see Note 3).

    MANAGEMENT ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. Actual results could differ from those estimates and assumptions.

                         DONNA KARAN INTERNATIONAL INC.

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date of SFAS No. 133 until June 15, 2000. In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and does not require retroactive restatements of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The Company is still determining the effects, of adopting SFAS No. 133, will have on its financial position or the results of its operations. However, the statement will likely result in a change in the Company's reported assets and liabilities and may affect earnings and comprehensive income, as defined by SFAS No. 130 "Reporting Comprehensive Income."

    In August 1998, AcSec issued SOP No. 98-5 "Reporting on the Costs of Start-up Activities." This statement establishes accounting standards for the costs of start-up activities which qualify as preoperating costs, preopening costs, and organizational costs and requires that all such costs be expensed as incurred. SOP No. 98-5 is effective for financial statements for fiscal years beginning after December 31, 1998 and does not require retroactive restatement of prior period financial statements. In fiscal 1999, the Company expensed
$1.9 million of costs associated with the opening of its DKNY flagship store on Madison Avenue in New York City, New York.

NOTE 2. BORROWINGS

    In September 1996, the Company entered into a new $150.0 million, revolving Credit Facility as amended during 1997, 1998 and in 1999 (the "Facility"). Subsequent to the end of fiscal 1999, the Company amended the Facility and extended its term, to expire on May 1, 2003. Direct borrowings under the Facility bear interest at a fixed spread over the lead bank's prime rate or, at the option of the Company, at a fixed spread over the LIBOR and are limited to a borrowing base calculated on eligible accounts receivable, inventory, and letters of credit. At January 2, 2000, the weighted average interest rate on the outstanding balance was 8.6%. The Facility is secured by accounts receivable and inventory of the Company, as well as a pledge of all equity interests of the subsidiaries of the Company. The Facility also contains certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and restrict investments, incurrence of additional indebtedness, and payment of dividends.

    In connection with the Facility, the Company incurred certain financing costs which were deferred and are being amortized over the remaining term of the Facility. At January 2, 2000 and January 3, 1999 unamortized financing costs of approximately $0.6 million and $1.5 million, respectively, were included in "Deposits and other noncurrent assets" in the accompanying balance sheets. Amortization of deferred financing costs of approximately $1.3 million, $1.3 million and $0.6 million in fiscal 1999, 1998 and 1997, respectively, were included in interest expense.

    Letters of credit outstanding were approximately $60.3 million and $56.0 million at January 2, 2000 and January 3, 1999, respectively.

                         DONNA KARAN INTERNATIONAL INC.

NOTE 3. FINANCIAL INSTRUMENTS

    DERIVATIVE FINANCIAL INSTRUMENTS RISK

    The Company selectively uses a combination of derivative financial instruments to maintain the value-at-risk inherent in its foreign currency exposures within acceptable parameters, as determined by senior management. The purpose of this approach is to reduce the Company's exposure to market risk resulting from fluctuations in foreign exchange rates. Derivative financial instruments currently utilized by the Company principally include forward exchange contracts and from time-to-time purchased foreign currency options. Hedges are executed centrally to facilitate the netting of offsetting currency exposures, to ensure control over the use of derivative financial instruments and to minimize transaction costs. The Company does not hold or enter into financial instruments for trading or speculative purposes.

    The Company has a policy of only entering into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterparty. Management believes that risk of loss is remote and in any event would be immaterial.

    FOREIGN EXCHANGE RISK MANAGEMENT

    The Company enters into forward exchange contracts to hedge inventory purchases, accounts receivable and accounts payable denominated in foreign currencies for periods consistent with its identified exposures. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs. The Company also enters into purchased foreign currency options from time-to-time to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Any gain realized on such options that qualify as hedges are deferred and recognized in operating income when the underlying hedged transactions occurs. Foreign currency transactions, which do not qualify as hedges, are marked-to-market on a current basis with associated gains and losses reflected in operating income. In addition, any previously deferred gains and losses on hedges which are terminated prior to the transaction date are recognized in current income when the hedge is terminated. The contracts have varying maturities with none exceeding 24 months. Foreign currencies exchanged under these contracts are principally the Italian Lira, U.K. pound and Dutch Guilder.

    Deferred unrealized gains and losses from derivative financial instruments consist of the following:

                                     JANUARY 2, 2000                  JANUARY 3, 1999
                              ------------------------------   ------------------------------
                              NOTIONAL                         NOTIONAL
                               AMOUNT     GAINS      LOSSES    AMOUNTS      GAIN       LOSS
                              --------   --------   --------   --------   --------   --------
                                                      (IN THOUSANDS)
Forward exchange
  contracts.................  $115,772    $2,859      $ --     $71,556      $17       $2,913

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Cash and cash equivalents:

       The carrying amount approximated fair value, primarily because of the short maturity of cash equivalent instruments.

                         DONNA KARAN INTERNATIONAL INC.

    Borrowing under revolving line of credit and Subordinated notes payable:

       The fair value of the Company's debt approximates its carrying value.

    Forward exchange contracts:

       The fair value of forward exchange contracts is the estimated amount the Company would receive or pay to terminate the agreements.

    The estimated fair values of the Company's financial instruments are as follows:

                                          JANUARY 2, 2000       JANUARY 3, 1999
                                        -------------------   -------------------
                                        CARRYING     FAIR     CARRYING     FAIR
                                         AMOUNT     VALUE      AMOUNT     VALUE
                                        --------   --------   --------   --------
                                                     (IN THOUSANDS)
NONDERIVATIVES
Cash and cash equivalents.............  $ 15,038   $ 15,038   $ 7,448    $ 7,448
Subordinated notes payable............     8,209      8,209        --         --

DERIVATIVES
Forward exchange contracts............  $115,772   $119,598   $71,556    $68,660

NOTE 4. EMPLOYEE BENEFIT PLANS

    The Company is required to make contributions to a multi-employer union pension and health and welfare plan. These payments are based on wages paid to the Company's union employees and amounts paid to contractors utilized by the Company. The Company does not participate in the management of the plans and has not been furnished with any information with respect to the type of benefits provided, vested and nonvested benefits or plan assets. Health and welfare plan expense approximated $1.3 million, $1.7 million and $2.4 million for fiscal 1999, 1998, and 1997, respectively. Pension expense approximated $0.6 million, $0.7 million and $1.1 million for fiscal 1999, 1998, and 1997, respectively. Separate actuarial calculations regarding the Company's share of plan benefits and net assets available for plan benefits have not been determined.

    Under the Employee Retirement Income Security Act of 1974, as amended, an employer, upon withdrawal from or termination of a multi-employer plan, is required to continue funding its proportionate share of the plan's unfunded vested benefits. As of January 2, 2000, the Company had no intention of withdrawing from the plan.

    The Company sponsors a defined contribution benefit plan covering its non-union employees with a minimum of six months of eligible service. The Company matches employee contributions at a rate of 50%, to a maximum of 6% of an employee's annual salary. Under the terms of the plan, a participant is 100% vested in the employer's matching contribution after six years of credited service. Expenses under this plan were approximately $0.8 million, $0.8 million and $1.0 million for fiscal 1999, 1998, and 1997, respectively.

    During 1997, the Company adopted a bonus plan covering executives and certain members of management. Individual bonus payments are based on management and compensation levels, performance goals and the Company's overall performance. The Company also adopted a deferred compensation plan covering certain senior executives, which is based on compensation, is dependent upon the Company achieving profitability, and vests after a five year period. In fiscal 1999 and 1998, expenses under these plans were approximately $7.8 million and $5.9 million, respectively.

                         DONNA KARAN INTERNATIONAL INC.

NOTE 5. LEASES

    Rent expense included in the Company's financial statements was approximately $32.3 million, $23.5 million and $20.7 million for fiscal 1999, 1998, and 1997, respectively. At January 2, 2000, future minimum annual rental commitments under noncancellable operating leases for office, warehouse and retail facilities, and equipment are as follows (in thousands):

2000........................................................  $ 22,965
2001........................................................    20,891
2002........................................................    16,174
2003........................................................    14,565
2004........................................................    13,482
Thereafter..................................................    81,342
                                                              --------
                                                              $169,419
                                                              ========

    In addition, certain of the leases contain options to renew for periods up to 10 years and others include contingent payments based on sales.

    The Company has entered into certain sub-lease arrangements. At January 2, 2000, future offsets to annual rental commitments as a result of these subleases are as follows (in thousands):

2000........................................................  $ 1,445
2001........................................................    1,445
2002........................................................    1,143
2003........................................................    1,143
2004........................................................    1,143
Thereafter..................................................    4,573
                                                              -------
                                                              $10,892
                                                              =======

NOTE 6. SALE OF INTERESTS IN AFFILIATES

    In March 1998, the Company and a nonaffiliated party sold all of their remaining outstanding shares in DKJ to a nonaffiliated party, a Japanese public company. At the same time, DKJ was granted a 16-year exclusive license to import, manufacture, license and/or distribute DONNA KARAN NEW YORK and DKNY products in Japan, with certain exceptions. In addition, DKJ was granted the exclusive right to develop and operate a total of 12 DONNA KARAN NEW YORK and DKNY retail boutiques in Japan over the term of the agreement. On consummation of the transaction, the Company received $15.9 million which will be amortized in accordance with the terms of the agreement. The Company receives a royalty on net sales of licensed products and a servicing fee on net sales of Donna Karan products imported by DKJ.

    In consideration of the sale of its interest in DKJ, the Company received approximately $646,000 and recognized a gain, net of transaction costs, of approximately $88,000. Equity in (loss) earnings amounted to approximately ($0.1) million and $1.4 million, for fiscal 1998 and 1997, respectively. As a result of the Company's agreement with DKJ in 1995, which provided for a fee based upon certain net sales of DKJ, the Company recognized management fee income, recorded as an offset of selling, general, and administrative expenses of approximately $0.6 million, $0.8 million and $1.5 million during fiscal 1999, 1998, and 1997, respectively.

                         DONNA KARAN INTERNATIONAL INC.

NOTE 7. APPAREL LICENSING AGREEMENTS

    In December 1999, the Company consummated the grant to Liz Claiborne Inc. ("LCI") the exclusive right to design, produce, market and sell a new line of women's career and casual sportswear, which line is expected to launch for the Spring 2001 season under a new label. Under the agreement, LCI is obligated to pay the Company a royalty equal to a percentage of net sales of such licensed product. Upon consummation of the transaction, the Company received
$6.4 million, which will be amortized in accordance with the terms of the agreement. The initial term of the license agreement is for 6 years through December 31, 2005, with an option to renew for two additional 5-year periods, if certain sales thresholds are met.

    On January 8, 1998, the Company and LCI consummated a transaction whereby the Company granted to LCI exclusive, long-term rights to the DKNY JEANS and DKNY ACTIVE trademarks for apparel products to market, distribute and sell both collections in the Western Hemisphere. Under the agreement, LCI is obligated to pay the Company a royalty equal to a percentage of net sales of the DKNY JEANS and ACTIVE products. The initial term of the license agreement is for 15 years through December 31, 2012, with an option to renew for an additional 15-year period if certain sales thresholds are met, which would continue the license through December 31, 2027. Upon consummation of the transaction, the Company received from LCI $30.0 million which will be amortized in accordance with the terms of the agreement. Aggregate minimum royalties for the initial 15-year term are $152.0 million. In connection with the transaction with LCI, the Company recorded a loss in fiscal 1997 of $12.5 million, which represents the write down of inventory to net realizable value, as well as other costs necessary to exit its existing jeans business. Of this amount, $9.4 million was classified as cost of sales and $3.1 million was classified as selling, general and administrative expenses.

NOTE 8. BEAUTY LICENSING AGREEMENT

    On November 10, 1997, the Company and Estee Lauder Inc. ("ELI") consummated the transaction whereby the Company granted to ELI exclusive worldwide rights to the DONNA KARAN NEW YORK and DKNY trademarks for the manufacture, marketing, distribution and sale of beauty and beauty-related products, including fragrances, cosmetics, skincare products, and beauty-related accessories. In connection therewith and with the sale to ELI of certain other assets relating to the existing business, the Company received $25.0 million and receives additional royalties from ELI based on sales of such beauty and beauty-related products. As a result of the closing of the transaction with ELI, the Company recorded a loss of approximately $21.1 million (net of a $2.2 million gain in connection with the consummation of this transaction) in fiscal 1997, of which $11.7 million was recorded as cost of sales, $10.9 million was recorded as sales returns and $0.7 million was recorded as selling, general and administrative expenses. This loss represents reserves recorded, primarily related to inventories, receivables and severance to cover the write-down of its existing beauty business, and is net of a gain of approximately $2.2 million, included in selling, general and administrative expenses, representing the portion of the proceeds recognized as income reduced by the cost of exiting the beauty business. Subsequent to closing the transaction, the Company recorded an operating loss of approximately $2.3 million related to the beauty business.

                         DONNA KARAN INTERNATIONAL INC.

    The following table presents certain pro forma condensed financial information for fiscal 1997 for the Company as if the beauty business had been shut down prior to fiscal 1997 including the aforementioned loss of approximately $21.1 million:

                                                       DECEMBER 28, 1997
                                                 ------------------------------
                                                    AS                   PRO
                                                 REPORTED    BEAUTY     FORMA
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
Net revenues...................................  $638,725   $18,682    $620,043
Operating (loss)...............................   (91,316)  (33,722)    (57,594)
Net (loss).....................................   (81,362)  (30,046)    (51,316)
Current assets.................................   230,763     1,677     229,086
Total assets...................................   287,488     1,677     285,811

    The aforementioned loss of approximately $21.1 million related to the wind-down of the Company's beauty business is reflected in the results in the beauty business for fiscal 1997.

    In fiscal 1999, as a result of satisfying certain conditions of the ELI beauty license, the Company recognized a one-time licensing credit of $5.0 million.

NOTE 9. RESTRUCTURING AND OTHER CHARGES

    On November 2, 1999 the Company announced that it was implementing a series of strategic initiatives intended to further reduce costs, increase efficiencies and focus on key business areas. In connection with the strategic initiatives, and in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and EITF Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," the Company recorded in the fourth quarter restructuring and other non-recurring charges of $11.0 million, of which $0.8 million was classified as cost of sales, $6.1 million as selling, general and administrative expenses and $4.1 million as restructuring charges. The strategic initiatives include consolidating the DONNA KARAN NEW YORK and DKNY womens' divisions, integrating the marketing and public relations functions into one unit, closing seven non-performing outlet stores, recognizing an impairment of under-performing assets and certain other non-recurring charges. The cash and noncash elements of the restructuring charge approximate $4.3 million and $6.7 million, respectively. As a result of the strategic initiatives approximately 160 positions were eliminated in the Company. At January 2, 2000, 42 employees were terminated.

    Included in the aforementioned strategic initiatives and concurrent with the Company's annual planning process, the Company determined that the estimated future undiscounted cash flows were below the carrying value of certain retail stores. Accordingly, during the fourth quarter of fiscal 1999, the Company adjusted the carrying value of these stores to their estimated fair value and recorded an impairment charge of $3.7 million, which has been classified as selling, general and administrative expenses. The Company calculated the present value of projected cash flows to determine the fair value of the store assets.

    Additionally, as a result of the strategic initiatives, certain under-performing co-op shops were identified to be abandoned, and seven non-performing outlet stores were scheduled to be closed, resulting in the recording of a charge of approximately $1.1 million and $2.2 million, respectively. The charges include $0.8 million related to cost of sales and $2.5 million classified as selling, general and administrative expenses.

                         DONNA KARAN INTERNATIONAL INC.

    The major components of the fiscal 1999 restructuring and other charges are as follows:

                                                                 UTILIZED         BALANCE AT
                                                ORIGINAL    -------------------   JANUARY 2,
                                                 ACCRUAL      CASH     NONCASH       2000
                                                ---------   --------   --------   ----------
                                                               (IN THOUSANDS)
Writedown of long-lived assets................  $ 4,827.0    $   --    $4,827.0    $     --
Exit costs (including inventory markdowns)....    2,155.0     605.4       257.4     1,292.2
Employee termination and severance costs......    2,283.0     340.0          --     1,943.0
Other.........................................    1,686.0      19.0       440.2     1,226.8
                                                ---------    ------    --------    --------
                                                $10,951.0    $964.4    $5,524.6    $4,462.0
                                                =========    ======    ========    ========

    As a result of the restructuring and strategic plan announced on December 16, 1997 and the May 28, 1997 plan aimed at containing costs and restructuring certain of its operations, the Company recognized in fiscal 1997 restructuring charges of $8.6 million, which include $7.1 million related to severance, $0.8 million related to abandoning lease space, $0.7 million to close the Company's Prato, Italy office; and other charges, primarily nonrecurring, amounting to $17.0 million, including, $5.9 million for the realignment of a retail and distribution arrangement in Europe, $3.6 million relating to additional severance costs and other costs recorded during the cost containment review process which have been classified as $15.4 million of selling, general and administrative expense and approximately $1.6 million of cost of sales. The charges relating to the May 28, 1997 plan included restructuring charges of $1.6 million and other charges of $3.6 million.

    In the fourth quarter of 1999, the Company also reevaluated its 1997 restructuring plans. Most of the strategic initiatives under these plans are completed or near completion and have resulted in costs being less than originally anticipated. As a result, the Company determined that certain amounts related to the restructuring accrual were no longer necessary and credited into income approximately $1.4 million.

    In fiscal 1998, the Company utilized $5.5 million of its reserves previously established in connection with its restructuring plan and credited into income approximately $0.3 million of the restructuring accrual, which was determined to no longer be required.

NOTE 10. RELATED PARTY TRANSACTIONS

    In October 1998, the Company and a wholly-owned affiliate of Ms. Donna Karan, Chairman of the Board and Chief Designer of the Company, entered into a boutique license agreement (the "Boutique Agreement"), granting the affiliated entity the right to open and operate a DONNA KARAN NEW YORK flagship collection store. The store, which is anticipated to open in 2001, will be located at 819 Madison Avenue in New York City. The Boutique Agreement stated that the Company will provide the affiliated entity with certain management services related to the operation of the store in exchange for a fee. In fiscal 1999 and 1998 no fees were earned. The store will also be entitled to offer a limited amount of non-branded products.

    In July 1996, the Company entered into a licensing agreement (the "Gabrielle License") with Gabrielle Studio, Inc. ("Gabrielle Studio"), a corporation owned by two of the Company's principal stockholders and their affiliated trusts, which grants the Company the exclusive rights, in perpetuity, to use the trademarks "DONNA KARAN", "DONNA KARAN NEW YORK", "DKNY", "DK" and all variations thereof. Under the Gabrielle License, the Company pays Gabrielle Studio a royalty on net sales of products bearing the licensed mark. The Company incurred $25.0 million, $19.5 million and $17.6 million in royalty expense for fiscal 1999, 1998, and 1997, respectively, which was included in cost of sales. Included in accrued

                         DONNA KARAN INTERNATIONAL INC.

expenses at January 2, 2000 and January 3, 1999, was royalties payable of $10.6 million and $5.8 million, respectively.

    The note payable to a principal stockholder of $6.7 million at December 28, 1997 incurred interest at 8% per annum and was repaid during fiscal 1998.

    Sales to DKJ (see Note 6) amounted to 3.7%, 7.3% and 9.8% of the Company's gross revenues for fiscal 1999, 1998, and 1997, respectively.

NOTE 11. ACQUISITIONS

    In January 1999, the Company acquired the assets of three free-standing retail stores in the United Kingdom which were previously owned and operated by a Singapore-based company, for approximately $17.4 million. The aggregate purchase price was financed with working capital and the issuance of subordinated notes payable (the "Notes") which mature in January 2002.

    The acquisition was accounted for as a purchase, with any excess of the remaining purchase price over the estimated fair value of the assets acquired, being recorded as goodwill. Subject to certain post-closing adjustments to the purchase price, in accordance with the terms of the assets purchase agreement, the principal amount of the Notes may be adjusted in the future.

NOTE 12. STOCK OPTIONS

    The Company has two option plans which reserve shares of common stock for issuance. One plan is for employees, officers, advisors and independent consultants of the Company (the "Stock Incentive Plan"), and the other is for non-employee directors (the "Non-Employee Director Stock Option Plan"). Options and restricted stock granted under the plans will become fully vested upon a change in control of the Company (as defined in the plan). The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. If compensation cost for the stock option plans had been determined based on the fair value at the grant dates for awards in fiscal 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's pro forma net income (loss) and net income (loss) per common share would have been as follows (in thousands, except per share data):

                                                            YEAR ENDED
                                              --------------------------------------
                                              JANUARY 2,   JANUARY 3,   DECEMBER 28,
                                                 2000         1999          1997
                                              ----------   ----------   ------------
Net income (loss)--as reported..............    $10,036      $   128      $(81,362)
                                                =======      =======      ========
Net income (loss)--pro forma................    $ 6,624      $(1,829)     $(83,359)
                                                =======      =======      ========
Net income (loss) per common share--basic
  As reported...............................    $  0.46      $  0.01      $  (3.78)
  Pro forma.................................       0.31        (0.08)        (3.87)

Net income (loss) per common share--diluted
  As reported...............................    $  0.46      $  0.01      $  (3.78)
  Pro forma.................................       0.31        (0.08)        (3.87)

                         DONNA KARAN INTERNATIONAL INC.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                            YEAR ENDED
                                              --------------------------------------
                                              JANUARY 2,   JANUARY 3,   DECEMBER 28,
                                                 2000         1999          1997
                                              ----------   ----------   ------------
Expected volatility.........................    57.4%        59.2%        51.3%
Average expected option life................   6 years      6 years      6 years
Average risk free interest rate.............    6.7%         5.1%          5.7%
Dividend yield..............................    0.0%         0.0%          0.0%

    Under the Stock Incentive Plan, which was amended in fiscal 1997, options to purchase shares of common stock and awards of restricted shares of common stock of up to a combined 2,600,000 shares may be granted (includes an award of 105,100 shares granted at the Company's initial public offering and 150,000 shares of restricted common stock (see Note 13)). The exercise price of the options may not be less than 100% of the fair market value of a share of common stock at the time of grant. An incentive stock option may not be exercised within one year of the date of grant, and no options may be exercised after ten years from the effective date of the plan. The options granted in fiscal 1999, fiscal 1998 and fiscal 1997 vest on a yearly basis in 33 1/3% increments, beginning on the first anniversary of the date of grant.

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

    A summary of the Company's stock option programs as of fiscal 1999, 1998 and 1997 and changes during the years then ended, are presented below:

                                                                  NON-EMPLOYEE DIRECTOR
                                     STOCK INCENTIVE PLAN           STOCK OPTION PLAN
                                  ---------------------------   -------------------------
                                                  WEIGHTED                    WEIGHTED
                                                  AVERAGE                     AVERAGE
                                    SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE
                                  ----------   --------------   --------   --------------
Outstanding at December 28,
  1997..........................   1,741,500       $18.74        23,500        $17.98
Granted.........................     953,717         8.90         3,000         15.56
Forfeited or Cancelled..........  (1,413,707)       20.16            --            --
                                  ----------                     ------
Outstanding at January 3,
  1999..........................   1,281,510         9.85        26,500         17.71
Granted.........................     405,540         6.87         9,500          8.53
Exercised.......................      (1,459)        6.25            --            --
Forfeited or Cancelled..........    (137,581)       12.12        (1,000)        15.56
                                  ----------                     ------
Outstanding at January 2,
  2000..........................   1,548,010         8.80        35,000         15.28
                                  ==========                     ======

    The weighted average fair value of options granted during fiscal 1999 and 1998 was $4.21 and $5.36 per share, respectively.

                         DONNA KARAN INTERNATIONAL INC.

    For various price ranges, weighted average characteristics of outstanding stock options at January 2, 2000 are as follows:

                                                       OUTSTANDING                        EXERCISABLE
                                         ----------------------------------------   ------------------------
                                                      REMAINING       WEIGHTED                   WEIGHTED
RANGE OF EXERCISE PRICES                  OPTIONS    LIFE (YEARS)   AVERAGE PRICE   OPTIONS    AVERAGE PRICE
------------------------                 ---------   ------------   -------------   --------   -------------
STOCK INCENTIVE PLAN
$ 5.94 to $ 6.25.......................    651,470       6.8           $ 6.22       436,852       $ 6.25
$ 7.00 to $10.44.......................    697,540       8.9             9.00       100,000        10.44
$12.38 to $24.00.......................    199,000       7.8            16.54       110,698        15.06
                                         ---------                                  -------
$ 5.94 to $24.00.......................  1,548,010       7.8             8.80       647,550         8.40
                                         =========                                  =======

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN
$ 7.88 to $11.00.......................     10,500       9.1           $ 8.76         1,000       $10.94
$13.25 to $21.13.......................     24,500       6.9            18.07        24,500        18.07
                                         ---------                                  -------
$ 7.88 to $21.13.......................     35,000       7.6            15.28        25,500        17.79
                                         =========                                  =======

    In January 2000, the Company's Incentive Compensation Subcommittee approved an exchange program which permitted the Company's executive officers to elect to have the Company cancel all of their existing vested and unvested options, and receive an award of restricted shares of common stock intended to have the same economic value as the options, determined on a Black-Scholes basis. The restricted shares will vest on the third anniversary of the date of grant or earlier in 20% increments if the Company's common stock attains certain price levels. As a result of the program, options to purchase 770,000 shares were cancelled and 388,226 restricted shares were awarded.

NOTE 13. COMMITMENTS AND CONTINGENCIES

    The Company has employment agreements with key executives which provide for guaranteed minimum compensation, minimum cash bonuses, stock options and termination payments and benefits. One employment agreement contains a provision whereby the Company has granted 150,000 shares of restricted common stock to a key employee. These shares are subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions expire at the earlier of five years from the date of grant or upon the attainment of certain market value goals for the common stock or if employment is terminated by the Company without cause or by the executive for good reason. As of January 2, 2000, all 150,000 shares were subject to the forfeiture provisions. These shares have been recorded as unearned stock grant compensation and are presented as a separate component of stockholders' equity. The unearned compensation is being charged to selling, general and administrative expenses over the five-year vesting period, until such time as the market value goals are attained, in which case the expense will be accelerated to match the amounts earned. Total expense for fiscal 1999 and fiscal 1998 amounted to approximately $398,000 and $239,000, respectively.

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

                         DONNA KARAN INTERNATIONAL INC.

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

    The Company is involved from time to time in routine legal matters and litigation incidental to its business. Although the outcome of any such matters and litigation cannot be determined with certainty, management is of the opinion that the final outcome of these matters and litigation will not have a material effect on the Company's financial position or results of operations.

NOTE 14. INCOME TAXES

    The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes" which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial carrying amounts and the tax basis of existing assets and liabilities.

    The income tax provision consists of the following:

                                                            YEAR ENDED
                                              --------------------------------------
                                              JANUARY 2,   JANUARY 3,   DECEMBER 28,
                                                 2000         1999          1997
                                              ----------   ----------   ------------
                                                          (IN THOUSANDS)
Current income taxes:
  Federal taxes.............................    $2,907      $(2,374)      $ (2,903)
  State and local taxes.....................     1,485        1,245            787
  Foreign taxes.............................       372        2,227            521
                                                ------      -------       --------
                                                 4,764        1,098         (1,595)
Deferred income taxes.......................    (4,211)        (988)        (9,439)
                                                ------      -------       --------
                                                $  553      $   110       $(11,034)
                                                ======      =======       ========

                         DONNA KARAN INTERNATIONAL INC.

    Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant items comprising the Company's net deferred tax asset were as follows:

                                                                    YEAR ENDED
                                                              -----------------------
                                                              JANUARY 2,   JANUARY 3,
                                                                 2000         1999
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Current:
  Uniform inventory capitalization..........................   $  2,717     $  3,560
  Allowance for doubtful accounts and other receivable
    related reserves........................................     10,428       10,459
  Inventory reserves........................................      6,572        8,601
  Other book accruals.......................................     11,123        8,417
  Deferred revenue..........................................      5,989        6,008
  Net operating loss carry forwards.........................      1,074        1,838
                                                               --------     --------
                                                                 37,903       38,883
                                                               --------     --------
Non-Current:
  Deferred revenue..........................................     11,404       14,710
  Depreciation..............................................     13,711        8,813
  Foreign tax credit carry forwards.........................      2,933        3,334
                                                               --------     --------
                                                                 28,048       26,857
                                                               --------     --------
Valuation allowance.........................................    (20,000)     (24,000)
                                                               --------     --------
                                                               $ 45,951     $ 41,740
                                                               ========     ========

    The Company has available state net operating loss carryforwards of approximately $8.5 million to offset future taxable income. The state net operating loss carryforwards expire through fiscal 2018. Additionally, the Company has available foreign net operating loss carryforwards of approximately $3.5 million to offset future taxable income. The foreign net operating loss carryforwards do not expire. In addition, the Company has foreign tax credit carryforwards of approximately $2.9 million which expire from fiscal 2001 through fiscal 2004.

    Realization of the future tax benefits related to the deferred tax assets is dependent on many factors including the Company's ability to generate sufficient taxable income within the net operating loss carry forward period and potential limitations imposed by the Internal Revenue Code. Due to the inherent uncertainties in estimating future taxable income, the Company recorded a valuation allowance of $24.0 million in fiscal 1997. During fiscal 1999, the Company realized certain deferred tax assets and reduced the valuation allowance by $4.0 million to $20.0 million.

    The foreign and domestic components of income (loss) before income taxes were a foreign loss of $4.1 million and domestic income of $14.6 million in fiscal 1999, a foreign loss of $0.06 million and domestic income of $0.3 million in fiscal 1998 and foreign income of $2.6 million and domestic loss of $95.0 million in fiscal 1997.

                         DONNA KARAN INTERNATIONAL INC.

    A reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate to income (loss) before taxes and the actual provision for income taxes is as follows:

                                                            YEAR ENDED
                                              --------------------------------------
                                              JANUARY 2,   JANUARY 3,   DECEMBER 28,
                                                 2000         1999          1997
                                              ----------   ----------   ------------
                                                          (IN THOUSANDS)
Federal statutory rate......................    $ 3,706      $    83      $(32,339)
State and local taxes, net of Federal tax
  benefits..................................        711          770        (4,620)
Taxes related to foreign income, net of
  credits...................................       (389)      (1,080)          739
Valuation allowance.........................     (4,000)          --        24,000
Other items, net............................        525          337         1,186
                                                -------      -------      --------
                                                $   553      $   110      $(11,034)
                                                -------      -------      --------
Effective tax rate..........................        5.2%        46.2%        (11.9)%
                                                =======      =======      ========

    Exclusive of the impact of the valuation allowance, the Company's effective tax rate was 43.0% and 37.9% in fiscal 1999 and fiscal 1997, respectively.

NOTE 15. COMPREHENSIVE INCOME (LOSS)

    In fiscal 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss), which contains gains or losses from foreign currency translation. Accumulated other comprehensive loss at January 2, 2000 and January 3, 1999 is as follows:

                                                                YEAR ENDED
                                                          -----------------------
                                                          JANUARY 2,   JANUARY 3,
                                                             2000         1999
                                                          ----------   ----------
                                                              (IN THOUSANDS)
Accumulated other comprehensive loss, beginning of
  year..................................................    $(1,206)     $  (455)
Current-period change...................................        215         (751)
                                                            -------      -------
Accumulated other comprehensive loss, end of year.......    $  (991)     $(1,206)
                                                            =======      =======

    Other comprehensive income (loss) is as follows:

                                                            YEAR ENDED
                                              --------------------------------------
                                              JANUARY 2,   JANUARY 3,   DECEMBER 28,
                                                 2000         1999          1997
                                              ----------   ----------   ------------
                                                          (IN THOUSANDS)
Foreign currency translation adjustments,
  before taxes..............................     $215         $(751)        $(124)
Provision (benefit) for taxes (1)...........       --            --            --
                                                 ----         -----         -----
Foreign currency translation adjustments,
  net of taxes..............................     $215         $(751)        $(124)
                                                 ====         =====         =====

------------------------

(1) For fiscal 1999, 1998, and 1997 there was no sale or liquidation of the Company's investment in a foreign entity. As such, no reclassification adjustments were required and gross amounts were displayed exclusive of any provision for income taxes.

                         DONNA KARAN INTERNATIONAL INC.

NOTE 16. SEGMENT INFORMATION

    The Company has three reportable business segments: wholesale, licensing, and retail. The Company's wholesale business consists of three divisions: womenswear, menswear, and accessories, all of which sell products under the DONNA KARAN NEW YORK, DKNY, DKNY JEANS and DKNY ACTIVE brands to department stores, specialty stores, boutiques, and to the Company's owned and licensed free-standing stores. The licensing division licenses to third parties the right to develop, market, and sell products under the DONNA KARAN NEW YORK, DKNY, DKNY JEANS, and DKNY ACTIVE brands, and licenses, on a royalty-free basis, free-standing stores under the DONNA KARAN NEW YORK, DKNY and DKNY JEANS names. The retail division operates outlet stores and full-price free-standing retail stores.

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

    Information related to the Company's geographic segments are as follows:

                                              JANUARY 2,   JANUARY 3,   DECEMBER 28,
                                                 2000         1999          1997
                                              ----------   ----------   ------------
                                                          (IN THOUSANDS)
Net revenues:
United States...............................   $462,752     $422,947      $415,513
Japan.......................................     27,842       46,528        66,839
Other.......................................    171,243      153,171       156,373
                                               --------     --------      --------
                                               $661,837     $622,646      $638,725
                                               ========     ========      ========

    Sales to Japan for the quarter ended March 28, 1998 and fiscal year 1997 were made to a 30% owned subsidiary (see Note 6).

    In fiscal 1999, 1998, and 1997 sales to entities affiliated with HPL, including DKJ, and certain free-standing international retail stores, accounted for approximately 5.6%, 10.5%, and 16.0% of the Company's revenues, respectively. Additionally, in fiscal 1997 the Company's wholesale segment had one customer which accounted for approximately 13.0%, of the Company's revenues.

    Primarily all of the Company's identifiable assets are located in the United States.

                         DONNA KARAN INTERNATIONAL INC.

    Intersegment sales and transfers are recorded at amounts that approximate cost. All intercompany revenues and profit or loss is eliminated in consolidation.

                                       WHOLESALE      LICENSING       RETAIL           BEAUTY        TOTAL
                                       ---------      ---------      --------         --------      --------
                                                                  (IN THOUSANDS)
JANUARY 2, 2000
Net revenues from external
  customers..........................  $496,288        $35,142       $130,407         $     --      $661,837
Intersegment revenues................    74,179             --             --               --        74,179
Segment operating profit (loss)......    14,556(1)      18,022(2)     (17,899)(1)(3)        --(4)     14,679
Segment assets.......................   240,440          4,729         59,122               --       304,291

JANUARY 3, 1999
Net revenues from external
  customers..........................   510,872         18,458         93,316               --       622,646
Intersegment revenues................    56,420             --             --               --        56,420
Segment operating profit (loss)......    11,999          6,382        (16,116)              --         2,265
Segment assets.......................   242,399          1,421         34,909               --       278,729

DECEMBER 28, 1997
Net revenues from external
  customers..........................   539,892          9,602         70,549           18,682       638,725
Intersegment revenues................    61,318             --             --            1,490        62,808
Segment operating profit (loss)......   (48,974)(4)      4,889        (13,509)         (33,722)(4)   (91,316)
Segment assets.......................   249,725          1,100         34,986            1,677       287,488

------------------------

(1) In December 1999, the Company recorded restructuring and non-recurring charges related to the consolidation of divisions, the impairment of under-performing assets, and the closing of outlet stores (see Note 9). Exclusive of these charges, operating profit (loss) for the wholesale and retail segments was $18.2 million and ($12.0) million, respectively.

(2) In fiscal 1999, includes the recognition of a one-time licensing credit of $5.0 million, related to the ELI beauty license (see Note 8). Exclusive of the one-time licensing credit, segment net revenues and operating profit in fiscal 1999 was $30.1 million and $13.0 million, respectively.

(3) In fiscal 1999, the Company expensed $1.9 million of costs associated with the opening of its DKNY flagship store on Madison Avenue in New York City, New York (see Note 1). Prior to the charges (see (1) above) and the opening costs, segment operating loss in fiscal 1999 was $10.1 million.

(4) In November 1997, the Company exited the beauty business and recorded restructuring and other charges (see Notes 8 and 9).

                         DONNA KARAN INTERNATIONAL INC.

NOTE 17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following summarizes the unaudited quarterly operating results of the Company for fiscal 1999 and fiscal 1998 (in thousands, except per share amounts):

                                                     QUARTER ENDED
                                      -------------------------------------------
1999                                   APR. 4     JULY 4    OCT. 3(1)   JAN. 2(2)
----                                  --------   --------   ---------   ---------
Net revenues........................  $160,720   $122,033   $202,511    $176,573
Gross profit........................    47,199     33,638     72,498      57,816
Net income (loss)...................     2,163     (7,870)    12,951       2,792

Net income (loss) per common share:
  Basic.............................      0.10      (0.36)      0.60        0.13
  Diluted...........................      0.10      (0.36)      0.60        0.13

                                                    QUARTER ENDED
                                      -----------------------------------------
1998                                  MAR. 29    JUNE 28    SEPT. 27    JAN. 3
----                                  --------   --------   --------   --------
Net revenues........................  $181,153   $124,854   $170,569   $146,070
Gross profit........................    42,531     24,701     50,226     36,629
Net income (loss)...................     2,070     (6,318)     7,565     (3,189)

Net income (loss) per common share:
  Basic.............................      0.10      (0.29)      0.35      (0.15)
  Diluted...........................      0.10      (0.29)      0.35      (0.15)

------------------------

(1) In fiscal 1999, includes recognition of the one-time licensing credit, relating to the ELI beauty license, amounting to $5.0 million (see Note 8). Exclusive of the licensing credit, net income per common share on a diluted basis was $0.46 per share.

(2) In fiscal 1999, includes restructuring and other non-recurring charges of $9.6 million (see Note 9) and a $4.0 million reduction in a previously recorded income tax valuation allowance (see Note 14). Exclusive of these charges and tax credit, net income per common share on a diluted basis was $0.19 per share.

                         DONNA KARAN INTERNATIONAL INC.
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                       THREE YEARS ENDED JANUARY 2, 2000
                                 (IN THOUSANDS)

                                      BALANCE AT    CHARGED TO      ADDITIONS                    BALANCE AT
                                     BEGINNING OF   COSTS AND    CHARGED TO OTHER                  END OF
DESCRIPTION                             PERIOD       EXPENSES        ACCOUNTS       DEDUCTIONS     PERIOD
-----------                          ------------   ----------   ----------------   ----------   ----------
YEAR ENDED JANUARY 2, 2000
Allowance for doubtful accounts....     $ 1,242       $ 2,717          $ --           $ 2,214      $ 1,745
Allowance for chargebacks..........      21,107        15,057            --            16,372       19,792
Allowance for cash discounts.......       2,584        12,243            --            12,966        1,861
Allowance for sales returns........       4,939        16,199            --            17,343        3,795
                                        -------       -------          ----           -------      -------
                                        $29,872       $46,216          $ --           $48,895      $27,193
                                        -------       -------          ----           -------      -------

YEAR ENDED JANUARY 3, 1999
Allowance for doubtful accounts....     $ 1,182       $ 1,544          $ --           $ 1,484      $ 1,242
Allowance for chargebacks..........      37,357        13,144            --            29,394       21,107
Allowance for cash discounts.......       2,940        14,279            --            14,635        2,584
Allowance for sales returns........      10,556        18,579            --            24,196        4,939
                                        -------       -------          ----           -------      -------
                                        $52,035       $47,546          $ --           $69,709      $29,872
                                        -------       -------          ----           -------      -------

YEAR ENDED DECEMBER 28, 1997
Allowance for doubtful accounts....     $ 1,661       $   843          $ --           $ 1,322      $ 1,182
Allowance for chargebacks..........      18,847        43,329            --            24,819       37,357
Allowance for cash discounts.......       3,198        18,647            --            18,905        2,940
Allowance for sales returns........       3,051        36,000            --            28,495       10,556
                                        -------       -------          ----           -------      -------
                                        $26,757       $98,819          $ --           $73,541      $52,035
                                        =======       =======          ====           =======      =======

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2000

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                   /s/ DONNA KARAN                     Chairman of the Board and
     -------------------------------------------         Chief Designer                March 31, 2000
                     Donna Karan

                  /s/ STEPHAN WEISS                    Vice Chairman of the Board
     -------------------------------------------                                       March 31, 2000
                    Stephan Weiss

                  /s/ JOHN D. IDOL                     Chief Executive Officer and
     -------------------------------------------         Director                      March 31, 2000
                    John D. Idol

              /s/ M. WILLIAM BENEDETTO                 Director
     -------------------------------------------                                       March 31, 2000
                M. William Benedetto

                   /s/ JOHN EYLER                      Director
     -------------------------------------------                                       March 31, 2000
                     John Eyler

                 /s/ ANN MCLAUGHLIN                    Director
     -------------------------------------------                                       March 31, 2000
                   Ann McLaughlin

                  /s/ FRANK R. MORI                    Director
     -------------------------------------------                                       March 31, 2000
                    Frank R. Mori

                                                       Executive Vice President and
                                                         Chief Financial and
                /s/ JOSEPH B. PARSONS                    Administrative Officer
     -------------------------------------------         (Principal Financial Officer  March 31, 2000
                  Joseph B. Parsons                      and Principal Accounting
                                                         Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION OF EXHIBITS
-----------                               -----------------------
          2.1           Agreement and Plan of Contribution, dated as of June 10,
                        1996, among the Company, Takihyo Inc., Donna Karan, Stephan
                        Weiss, Stephan Weiss, as trustee under Trust Agreement for the benefit of Lisa Weiss Keyes, Corey Weiss, and Gabrielle
                        Karan, Stephan Weiss, as trustee under Trust Agreement for the benefit of Donna Karan, Gabrielle Studio, Inc., Tomio
                        Taki, Frank R. Mori, Christopher Mori, and Heather Mori
                        (Incorporated by reference from Exhibit 2.1 to the Company's
                        Registration Statement on Form S-1, dated June 27, 1996)

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

          3.2           Bylaws of the Company (Incorporated by reference from
                        Exhibit 3.3 to the Company's Registration Statement on Form
                        S-1, dated June 27, 1996)

          3.3 Amendment No.1 to By-laws of the Company (Incorporated by reference from Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 28, 1997)

         10.1           Second Amended and Restated Credit Agreement, dated as of
                        January 29, 1998 among The Donna Karan Company, The Donna
                        Karan Company Store, G.P., Donna Karan Studio, DK Footwear
                        Partners, the institutions time to time parties thereto, and
                        Citibank, N.A., as administrative agent (Incorporated by
                        reference from Exhibit 10.1 to the Company's Form 10-K for the year ended December 28, 1997)

         10.2 1996 Stock Incentive Plan of the Company (Incorporated by reference from Exhibit A to the Company's Proxy Statement, dated May 8, 1997)*

         10.3           1996 Non-Employee Director Stock Option Plan (Incorporated
                        by reference from Exhibit 10.3 to the Company's Registration
                        Statement on Form S-1, dated June 27, 1996)*

         10.4           Registration Rights Agreement, dated as of June 10, 1996,
                        among the Company, Donna Karan, Stephan Weiss, Stephan
                        Weiss, as trustee under Trust under trust agreement for the benefit of Lisa Weiss Keyes, Corey Weiss, and Gabrielle
                        Karan, Stephan Weiss, as trustee under Trust Agreement for the benefit of Donna Karan, Gabrielle Studio, Inc., Takihyo
                        Inc., Tomio Taki, Frank R. Mori, Christopher Mori, and
                        Heather Mori (Incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1, dated June
                        27, 1996)

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

EXHIBIT NO.                               DESCRIPTION OF EXHIBITS
-----------                               -----------------------
         10.9           Employment Agreement, dated as of July 3, 1996, between the
                        Company and Stephan Weiss (Incorporated by reference from
                        Exhibit 10.9 to the Company's Registration Statement on Form
                        S-1, dated June 27, 1996)*

        10.10           Stockholders Agreement, dated as of June 10, 1996, among
                        Donna Karan, Stephan Weiss, Stephan Weiss as trustee under
                        Trust Agreement for the benefit of Lisa Weiss Keyes, Corey
                        Weiss, and Gabrielle Karan, Stephan Weiss as trustee under
                        Trust Agreement for the benefit of Donna Karan, Gabriel
                        Studio, Inc., Takihyo Inc., Tomio Taki, Frank R. Mori,
                        Christopher Mori, and Heather Mori (Incorporated by reference from Exhibit 10.10 to the Company's Registration
                        Statement on Form S-1, dated June 27, 1996)

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

        10.17           Executive Incentive Plan (Incorporated by reference from
                        Exhibit 10.17 to the Company's Form 10-K for the year ended
                        December 28, 1997)*

        10.18           Wealth Accumulation Plan (Incorporated by reference from
                        Exhibit 10.18 to the Company's Form 10-K for the year ended
                        December 28, 1997)*

        10.19           Donna Karan International Inc. Deferred Compensation Plan
                        (Incorporated by reference from Exhibit 10.19 to the Company's Form 10-K for the year ended January 3, 1999)*

        10.20           Amended and Restated Second Amendment, dated as of October
                        30, 1998, among The Donna Karan Company, The Donna Karan
                        Company Store, G.P., Donna Karan Studio, and DK Footwear
                        Partners, the financial institutions time to time parties
                        thereto as lenders, the financial institutions from time to time parties thereto as issuing banks, and Citibank, N.A., as administrative agent (Incorporated by reference from
                        Exhibit 10.20 to the Company's Form 10-K for the year ended
                        January 3, 1999)

        10.21           Employment Agreement, dated as of December 18, 1998, between the Company and Lee Goldenberg. (Incorporated by reference from Exhibit 10.21 to the Company's Form 10-K for the year ended January 3, 1999)*

        10.22           1998 Non-Employee Director Restricted Stock Plan
                        (Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 28, 1998) *

EXHIBIT NO.                               DESCRIPTION OF EXHIBITS
-----------                               -----------------------
        10.23           Amendment to 1996 Non-Employee Director Stock Option Plan
                        (Incorporated by reference from Exhibit 10.2 to the
                        Company's Form 10-Q for the quarter ended June 28, 1998) *

        10.24           Voluntary Deferred Compensation Plan for Non-Employee
                        Directors (Incorporated by reference from Exhibit 10.3 to
                        the Company's Form 10-Q for the quarter ended June 28, 1998)
                        *

        10.25           Amendment No. 2 to Employment Agreement, dated as of
                        November 1, 1999, by and between the Company and Donna Karan
                        *

        10.26           Amendment No. 1 to Donna Karan International Inc. Deferred
                        Compensation Plan*

        10.27           Third Amendment, dated as of May 15, 1999, among The Donna
                        Karan Company, The Donna Karan Company Store, G.P., Donna
                        Karan Studio, and DK Footwear Partners, the financial
                        institutions from time to time parties thereto as lenders, the financial institutions from time to time parties thereto as issuing banks, Citibank, N.A., as administrative agent,
                        The Chase Manhattan Bank and Nationsbank, N.A., as co-agents

        10.28           Fourth Amendment, dated as of February 14, 2000, among The
                        Donna Karan Company, The Donna Karan Company Store, G.P.,
                        Donna Karan Studio, and DK Footwear Partners, the financial institutions from time to time parties thereto as lenders, the financial institutions from time to time parties thereto as issuing banks, Citibank, N.A., as administrative agent,
                        The Chase Manhattan Bank and Nationsbank, N.A., as co-agents

         21.1           Subsidiaries of the Company

         23.1           Consent of Ernst & Young LLP

         27.1           Financial Data Schedule

------------------------

    * Exhibit is a management contract or compensatory plan or arrangement.