Form 10-Q
period 2000-04-02
DONNA KARAN INTERNATIONAL INC
filed 2000-05-17
CIK 1012369

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                   FORM 10-Q
                              --------------------

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2000

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-11805

                              --------------------

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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

At May 12, 2000, the Registrant had 21,992,908 shares of Common Stock outstanding.*

*Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.

================================================================================

                         DONNA KARAN INTERNATIONAL INC.
                                     INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                              PAGE
                                                                            ----
          Statements of Income --
               Three months ended April 2, 2000 and April 4, 1999..........    3

          Balance Sheets --
               April 2, 2000 and January 2, 2000...........................    4

          Statements of Cash Flows --
               Three months ended April 2, 2000 and April 4, 1999..........    5

          Notes to Financial Statements....................................    6


Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............   10


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.................................   14

                         DONNA KARAN INTERNATIONAL INC.

                              STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                                    THREE MONTHS ENDED
                                                               ----------------------------
                                                                 APRIL 2,       APRIL 4,
                                                                   2000           1999
                                                               -----------   --------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NET REVENUES ...............................................   $   172,770   $      160,720
Cost of sales ..............................................       116,791          113,521
                                                               -----------   --------------

GROSS PROFIT ...............................................        55,979           47,199
Selling, general, and administrative expenses ..............        49,766           42,476
                                                               -----------   --------------

OPERATING INCOME ...........................................         6,213            4,723
Interest expense, net ......................................           571              929
                                                               -----------   --------------

INCOME BEFORE INCOME TAXES .................................         5,642            3,794
Provision for income taxes .................................         2,314            1,631
                                                               -----------   --------------

NET INCOME .................................................   $     3,328   $        2,163
                                                               ===========   ==============

Net income per common share:
     Basic .................................................   $      0.15   $         0.10
                                                               ===========   ==============
     Diluted ...............................................   $      0.15   $         0.10
                                                               ===========   ==============

Weighted average common shares outstanding:
     Basic ................................................    21,600,400       21,599,200
                                                               ===========   ==============
     Diluted ...............................................    21,748,500       21,615,700
                                                               ===========   ==============


                     See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                                 BALANCE SHEETS


                                                            APRIL 2,    JANUARY 2,
                                                             2000         2000
                                                          -----------   ----------
                                                          (UNAUDITED)
                                                                (IN THOUSANDS)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents ..........................   $   5,834    $  15,038
    Accounts receivable, net of allowances of $30,598 at
        April 2, 2000 and $27,193 at January 2, 2000 ...      82,318       86,314
    Inventories ........................................      64,824       82,792
    Deferred income taxes ..............................      26,350       26,408
    Prepaid expenses and other current assets ..........      16,944       17,567
                                                           ---------    ---------
        TOTAL CURRENT ASSETS ...........................     196,270      228,119

Property and equipment, net ............................      39,795       41,512
Deferred income taxes ..................................      18,874       19,543
Deposits and other noncurrent assets ...................      15,335       15,117
                                                           ---------    ---------
                                                           $ 270,274    $ 304,291
                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable ...................................   $  28,580    $  57,923
    Accrued expenses and other current liabilities .....      61,854       71,339
    Borrowing under revolving line of credit ...........       4,298           --
                                                           ---------    ---------
       TOTAL CURRENT LIABILITIES .......................      94,732      129,262
                                                           ---------    ---------

Subordinated notes payable .............................       8,209        8,209
Deferred income ........................................      31,284       34,051

STOCKHOLDERS' EQUITY
   Common stock, $0.01 par value, 35,000,000 shares
       authorized, shares issued 21,989,949 at April 2,
       2000 and 21,600,264 at January 2, 2000 ..........         216          216
   Common stock Class A, $0.01 par value,18 shares
       authorized, issued and outstanding ..............          --           --
   Common stock Class B, $0.01 par value, 2 shares
       authorized, issued and outstanding ..............          --           --
   Preferred stock, $0.01 par value, 1,000,000 shares
       authorized, no shares issued and outstanding ....          --           --
   Additional paid-in capital ..........................     188,471      188,471
   Retained deficit ....................................     (50,383)     (53,711)
   Accumulated other comprehensive loss ................      (1,119)        (991)
                                                           ---------    ---------
                                                             137,185      133,985

   Less: Treasury stock, at cost (17,770 shares) .......        (419)        (419)
         Unearned compensation .........................        (717)        (797)
                                                           ---------    ---------
       TOTAL STOCKHOLDERS' EQUITY ......................     136,049      132,769
                                                           ---------    ---------

                                                           $ 270,274    $ 304,291
                                                           =========    =========

                     See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                                      --------------------
                                                                                      APRIL 2,    APRIL 4,
                                                                                        2000        1999
                                                                                      --------    --------
                                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES
Net income ........................................................................   $  3,328    $  2,163
Adjustments to reconcile net income to net cash used for
  operating activities:
    Depreciation and amortization .................................................      3,805       3,779
    Provision for bad debts .......................................................        (11)        145
    Amortization of deferred income ...............................................     (4,038)     (3,243)
    Deferred income taxes .........................................................        726       1,154
    Other, net ....................................................................         80         159
Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable ....................................      4,007     (18,198)
    Decrease in inventories .......................................................     17,968      18,473
    Decrease in prepaid expenses and other
      current assets ..............................................................        623          93
    Increase in deposits and other noncurrent assets ..............................     (1,862)       (725)
    Decrease in accounts payable, accrued expenses, and
      other current liabilities ...................................................    (34,917)    (22,781)
    (Decrease) increase in deferred income ........................................     (2,767)        500
                                                                                      --------    --------
     NET CASH USED FOR OPERATING ACTIVITIES .......................................    (13,058)    (18,481)
                                                                                      --------    --------

INVESTING ACTIVITIES
    Purchase of free-standing retail stores .......................................         --      (9,200)
    Purchase of property and equipment ............................................       (444)     (3,493)
                                                                                      --------    --------
     NET CASH USED FOR INVESTING ACTIVITIES .......................................       (444)    (12,693)
                                                                                      --------    --------

FINANCING ACTIVITIES
    Net proceeds of revolving credit facility .....................................      4,298      31,731
                                                                                      --------    --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ....................................      4,298      31,731
                                                                                      --------    --------

    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..........................     (9,204)        557
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............................     15,038       7,448
                                                                                      --------    --------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................   $  5,834    $  8,005
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

     The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. On a quarterly basis, the Company's operations may vary as a result of, among other things, production and shipping schedules, the introduction of new products, and variations in the timing of certain holidays from year to year. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for a full year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000.

NET INCOME PER COMMON SHARE

     In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," net income per common share amounts ("basic EPS") were computed by dividing net income by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net income per common share amounts assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the issuance of restricted stock and the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the statements of income.

     A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net income is as follows:


                                                          THREE MONTHS ENDED
                                                      --------------------------
                                                        APRIL 2,       APRIL 4,
                                                          2000           1999
                                                      -----------    -----------
                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
NUMERATOR:
Net income attributable to common stock ..........    $     3,328    $     2,163
                                                      ===========    ===========
DENOMINATOR:
Weighted average common shares outstanding--
     Basic .......................................     21,600,400     21,599,200
Effect of dilutive securities: ...................        148,100         16,500
                                                      -----------    -----------
Weighted average common shares outstanding--
     Diluted .....................................     21,748,500     21,615,700
                                                      ===========    ===========

Basic EPS ........................................    $      0.15    $      0.10
                                                      ===========    ===========

Diluted EPS ......................................    $      0.15    $      0.10
                                                      ===========    ===========


                         DONNA KARAN INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS


INVENTORIES

       Inventory includes only those items considered saleable or usable in future periods, and is stated at the lower of cost or market, with cost being determined on the first-in, first-out method.

     Inventories consist of the following:


                                                     APRIL 2,           JANUARY 2,
                                                       2000               2000
                                                     -------            ----------
                                                           (IN THOUSANDS)
Raw materials ..........................             $   422             $ 2,947
Work in process ........................               1,788               2,730
Finished goods .........................              62,614              77,115
                                                     -------             -------
                                                     $64,824             $82,792
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

      Property and equipment consist of the following:


                                                       APRIL 2,        JANUARY 2,
                                                         2000             2000
                                                       -------         ---------
                                                           (IN THOUSANDS)
Machinery, equipment, and fixtures .............       $ 28,217        $ 28,281
Leasehold improvements .........................         62,284          61,776
                                                       --------        --------
                                                         90,501          90,057
Less accumulated depreciation ..................        (50,706)        (48,545)
                                                       --------        --------
                                                       $ 39,795        $ 41,512
                                                       ========        ========


ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities are comprised of the following:


                                                       APRIL 2,        JANUARY 2,
                                                         2000             2000
                                                       -------         ---------
                                                           (IN THOUSANDS)
Accrued operating expenses .....................       $ 15,390        $ 17,326
Unearned revenues ..............................         14,081          14,852
Accrued royalties ..............................          9,746          10,559
Accrued compensation ...........................          8,604          14,061
Accrued income taxes ...........................          6,593           6,469
Accrued restructuring and other charges ........          4,337           5,370
Accrued taxes other than income taxes ..........          2,098           1,722
Other ..........................................          1,005             980
                                                       --------        --------
                                                       $ 61,854        $ 71,339
                                                       ========        ========


                         DONNA KARAN INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS


RESTRUCTURING AND OTHER CHARGES

     For the three months ended April 2, 2000, the Company utilized approximately $0.7 million of reserves previously established in connection with its fiscal 1999 restructuring plan. As of April 2, 2000, 67 additional employees were terminated, as a result of the Company's strategic initiatives initiated in fiscal 1999. The Company anticipates utilizing the remaining balance of its reserves during fiscal 2000.

     The balance of the fiscal 1999 restructuring and other charges are as follows:


                                               BALANCE AT      UTILIZED     BALANCE AT
                                               JANUARY 2,   --------------   APRIL 2,
(IN THOUSANDS)                                    2000      CASH   NONCASH     2000
--------------                                 ----------   ----   -------  ----------
Exit costs (including inventory markdowns) .     $1,292     $107     $ --     $1,185
Employee termination and severance costs ...      1,943      515       --      1,428
Other ......................................      1,227      121       --      1,106
                                                 ------     ----     ----     ------
                                                 $4,462     $743     $ --     $3,719
                                                 ======     ====     ====     ======


PROVISION FOR INCOME TAXES

     The provision for income taxes represents Federal, foreign, state and local income taxes. The effective income tax rate was 41.0% and 43.0% for the three months ended April 2, 2000 and April 4, 1999, respectively. This rate reflects the effect of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

STATEMENTS OF CASH FLOWS

     Supplemental disclosures of cash flow information:

                                                             THREE MONTHS ENDED
                                                             ------------------
                                                             APRIL 2,   APRIL 4,
                                                               2000      1999
                                                             --------   -------
                                                               (IN THOUSANDS)

CASH PAID FOR:
      Interest paid ....................................     $    352    $  822
                                                             ========    ======
     Income taxes paid .................................     $  2,798    $  121
                                                             ========    ======

NON-CASH ACTIVITIES:
     Issuance of subordinated notes payable in
     connection with the purchase of free-standing
     retail stores .....................................     $     --    $8,209
                                                             ========    ======

MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. Actual results could differ from those based upon such estimates and assumptions.

                         DONNA KARAN INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 2 -- COMPREHENSIVE INCOME

     Comprehensive income and its components, are as follows:

                                                           THREE MONTHS ENDED
                                                        ------------------------
                                                        APRIL 2,        APRIL 4,
                                                          2000            1999
                                                        -------         -------
                                                             (IN THOUSANDS)

Net income .....................................        $ 3,328         $ 2,163
                                                        -------         -------
Other comprehensive (loss):
     Foreign currency translation ..............           (128)           (286)
                                                        -------         -------
Comprehensive income ...........................        $ 3,200         $ 1,877
                                                        =======         =======


     Accumulated other comprehensive (loss) is as follows:

                                                                FOREIGN
                                                               CURRENCY
                                                              TRANSLATION
                                                             --------------
                                                             (IN THOUSANDS)

Beginning balance .......................................       $  (991)
Current-period change ...................................          (128)
                                                                -------
Ending balance ..........................................       $(1,119)
                                                                =======


NOTE 3 -- SEGMENT INFORMATION

     Information related to the Company's reportable business segments are as follows:

                                      WHOLESALE  LICENSING   RETAIL      TOTAL
                                      ---------  ---------   ------     --------
                                                  (IN THOUSANDS)
THREE MONTHS ENDED
APRIL 2, 2000
--------------------
Net revenues from external
  customers ........................   $135,324   $10,414   $ 27,032    $172,770
Intersegment revenues ..............     16,889        --         --      16,889
Segment operating profit (loss)  ...      5,808     4,509     (4,104)      6,213
Segment assets .....................    204,941     5,512     59,821     270,274

THREE MONTHS ENDED
APRIL 4, 1999
--------------------
Net revenues from external
  customers ........................   $130,422   $ 6,845   $ 23,453    $160,720
Intersegment revenues ..............     17,376        --         --      17,376
Segment operating profit (loss)  ...      4,679     2,636     (2,592)      4,723
Segment assets .....................    233,517     2,672     54,334     290,523

                         DONNA KARAN INTERNATIONAL INC.

                         NOTES TO FINANCIAL STATEMENTS


         Information related to the Company's geographic segments are as follows:

                                                         THREE MONTHS ENDED
                                                     ---------------------------
                                                     APRIL 2,           APRIL 4,
                                                       2000               1999
                                                     --------           --------
                                                          (IN THOUSANDS)
Net revenues:
     United States .......................           $105,286           $101,421
     Japan ...............................              5,249              7,795
     Other ...............................             62,235             51,504
                                                     --------           --------
                                                     $172,770           $160,720
                                                     ========           ========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Donna Karan International Inc. (together with its subsidiaries, the "Company") is one of the world's leading international fashion design houses. The Company designs, contracts for the manufacture of, markets, retails and distributes collections of men's and women's clothing, sportswear, accessories, and shoes under the DONNA KARAN NEW YORK, DKNY, DKNY JEANS and DKNY ACTIVE brand names. The Company also selectively has granted licenses for the manufacture and distribution of certain other products under the DONNA KARAN NEW YORK, DKNY, DKNY JEANS and DKNY ACTIVE brand names, including beauty and beauty-related products, jeanswear, activewear, hosiery, intimate apparel, eyewear, and children's apparel.

RESULTS OF OPERATIONS

      The Company's business is comprised of wholesale, licensing, and retail activities. The Company utilizes a 52- or 53-week fiscal year ending on the Sunday nearest December 31. The following discussion provides information and analysis of the Company's results of operations for the three months ended April 2, 2000 and April 4, 1999.

      The following tables set forth certain segment data:

                                                           THREE MONTHS ENDED
                                                         ----------------------
                                                         APRIL 2,      APRIL 4,
                                                           2000          1999
                                                         --------      --------
                                                              (IN MILLIONS)
Net revenues from external customers:
   By segments:
         Wholesale .................................     $  135.4      $  130.4
         Licensing .................................         10.4           6.8
         Retail ....................................         27.0          23.5
                                                         --------      --------
                                                         $  172.8      $  160.7
                                                         ========      ========

   By geographic area:
         United States .............................     $  105.3      $  101.4
         Japan .....................................          5.2           7.8
         Other .....................................         62.3          51.5
                                                         --------      --------
                                                         $  172.8      $  160.7
                                                         ========      ========

Segment operating profit (loss):
         Wholesale .................................     $    5.8      $    4.7
         Licensing .................................          4.5           2.6
         Retail ....................................         (4.1)         (2.6)
                                                         --------      --------
                                                         $    6.2      $    4.7
                                                         ========      ========

                         DONNA KARAN INTERNATIONAL INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following table sets forth certain condensed statement of income data:


                                                        THREE MONTHS ENDED
                                               -----------------------------------
                                                    APRIL 2,          APRIL 4,
                                                      2000              1999
                                               ----------------- -----------------
                                                      (DOLLARS IN MILLIONS)
Net revenues ...............................   $  172.8   100.0% $  160.7   100.0%
                                               --------          --------
Gross profit ...............................       56.0    32.4      47.2    29.4
Selling, general and administrative
    expenses ...............................       49.8    28.8      42.5    26.4
Operating income ...........................        6.2     3.6       4.7     2.9
Net income .................................        3.3     1.9       2.2     1.4


   NET REVENUES

      Net revenues for the three months ended April 2, 2000 increased $12.1 million, or 7.5%, to $172.8 million as compared to net revenues of $160.7 million in the corresponding prior-year period.

      Wholesale revenues for the three months ended April 2, 2000 increased $5.0 million, or 3.8%, to $135.4 million as compared to $130.4 million in the corresponding prior-year period. The increase was attributable to an increase in sales from International DKNY JEANS and the menswear and accessories businesses, partially offset by a decrease in sales from the women's business.

      Licensing revenues for the three months ended April 2, 2000 increased $3.6 million, or 52.1%, to $10.4 million as compared to $6.8 million in the corresponding prior-year period. The increase was primarily due to royalties from the Company's DKNY JEANS and ACTIVE license; regional Japanese license; and growth in sales of certain other new and existing licensed products.

      Retail revenues for the three months ended April 2, 2000 increased $3.5 million, or 15.3%, to $27.0 million as compared to $23.5 million in the corresponding prior-year period. The increase was primarily attributable to an increase in the number of full-price free-standing retail stores, somewhat offset by a 5.5% decrease in comparable store sales and a decrease in the number of outlet stores.

   GEOGRAPHIC

      Net revenues for the United States for the three months ended April 2, 2000 increased $3.9 million, or 3.8%, to $105.3 million as compared to $101.4 million in the corresponding prior-year period. The increase was primarily attributable to increased retail and licensing revenues.

       Net revenues for Japan for the three months ended April 2, 2000 decreased $2.6 million, or 32.7%, to $5.2 million as compared to $7.8 million in the corresponding prior-year period. The decrease was primarily attributable to the planned decrease in wholesale revenues to Japan, as a result of the Company's licensing agreement with DKJ. The Company anticipates further decreases in wholesale revenues in Japan, while at the same time receiving increased royalties, as DKJ transitions its business exclusively from importing and reselling products to primarily manufacturing and selling products.

       Net revenues for other geographic areas for the three months ended April 2, 2000 increased $10.8 million, or 21.0%, to $62.3 million as compared to $51.5 million in the corresponding prior-year period. The increase was attributable to increased wholesale revenues and the Company's three free-standing retail stores in the United Kingdom.

   GROSS PROFIT

       Gross profit as a percentage of net revenues for the three months ended April 2, 2000 was 32.4%, as compared to 29.4% for the corresponding prior-year period. The increase primarily reflected the change in the revenue mix to higher margin full-price retail stores and increased margins in the wholesale business.

                         DONNA KARAN INTERNATIONAL INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased to 28.8% of net revenues for the three months ended April 2, 2000, as compared to 26.4% in the corresponding prior-year period. The increase was primarily a result of the growth of the Company's full-price free-standing retail stores.

   OPERATING INCOME

      Operating income for the three months ended April 2, 2000 increased $1.5 million, or 31.5%, to $6.2 million as compared to $4.7 million in the corresponding prior-year period. The increase was attributable to increased operating profit in the wholesale and licensing segments, partially offset by increased operating losses in the retail segment. The decline in the retail segment was primarily attributable to increased costs associated with a greater number of stores operating in the current period, as compared to the corresponding prior-year period.

   INTEREST EXPENSE, NET

      Interest expense, net was $0.6 million for the three months ended April 2, 2000 as compared to $0.9 million for the corresponding prior-year period. The decrease was primarily attributable to a decrease in average borrowings during the three months ended April 2, 2000, as compared to the corresponding prior-year period.

   PROVISION FOR INCOME TAXES

     The provision for income taxes represents Federal, foreign, state and local income taxes. The effective income tax rate for the three months ended April 2, 2000 and April 4, 1999 was 41.0% and 43.0%, respectively. These rates reflect the effects of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

    NET INCOME

      Net income for the three months ended April 2, 2000 increased $1.1 million, or 53.9%, to $3.3 million, as compared to $2.2 million in the corresponding prior-year period. The increase was primarily attributable to increased net revenues and gross profit margins somewhat offset by increased selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings under its revolving credit facility (as herein defined). The Company's principal need for funds is to finance working capital (principally inventory and receivables), capital expenditures (including the renovation of existing shop-in-shops and construction of new shop-in-shops, outlet and full-price free-standing retail stores), and investments in the start-up of new collections and the extension of existing collections. At April 2, 2000, the Company had cash and cash equivalents of $5.8 million, as compared to $8.0 million at April 4, 1999.

     The Company has a $150.0 million, three-year revolving credit facility (the "Facility"). The Facility is used for working capital requirements and general corporate purposes. In February 2000, the Company amended the Facility and extended its term to expire on May 1, 2003. At April 2, 2000, $4.3 million was outstanding under the Facility, as compared to $31.7 million for the corresponding prior-year period.

     Net cash used for operating activities was $13.1 million for the three months ended April 2, 2000 as compared to $18.5 million in the corresponding prior-year period. The decrease in net cash used for operating activities primarily reflects a decrease in accounts receivable and the Company's improved profitability, partially offset by the Company's recording of deferred revenues associated with the Company's licensing agreements in the corresponding prior-year period and a greater decrease in accounts payable. Net cash used for investing activities decreased $12.2 million for the three months ended April 2, 2000 as compared to the corresponding prior-year period, primarily due to the Company's acquisition of free-standing retail stores in the corresponding prior-year period and decreased purchases of property and equipment in the current period. Financing activities reflect borrowings under the Company's Facility. Net cash provided by financing activities was $4.3 million for the three months ended April 2, 2000, as compared to $31.7 million in the corresponding prior-year period. The decrease in net cash provided by financing activities was primarily due to lesser amounts outstanding under the Company's Facility in the current period as compared with the corresponding prior-year period.

                         DONNA KARAN INTERNATIONAL INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     As a matter of policy, the Company enters into forward exchange contracts with parties who are major international banks and financial institutions that have at least an "A" (or equivalent) credit rating. The Company's exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would be immaterial. Costs associated with entering into such contracts have not been material to the Company's financial results. At April 2, 2000, the Company had contracts to exchange foreign currencies in the form of forward exchange contracts in the amount of $141.6 million. The Company's measured value-at-risk from holding such derivative instruments, using a variance/co-variance model with a 95 percent confidence level, assuming normal market conditions at April 2, 2000 was approximately $2.3 million.

     Capital expenditures, primarily for leasehold improvements and leasehold improvements related to outlet and full-price free-standing retail stores, equipment, machinery, computers and office furniture, were approximately $0.4 million and $3.5 million for the three months ended April 2, 2000 and April 4, 1999, respectively. As of May 12, 2000, the Company had outstanding commitments for additional capital expenditures during fiscal 2000 of approximately $3.5 million. The Company anticipates that it will incur additional capital expenditures in fiscal 2000 relating to its retail business initiatives and other matters.

     The Company anticipates that it will be able to satisfy its ongoing cash requirements for the foreseeable future with cash flow from operations, supplemented by borrowings under its Facility and, from time to time, amounts received in connection with strategic transactions, including licensing arrangements. Events that may impact this include, but are not limited to, future events that may have the effect of reducing available cash balances (such as unexpected operating losses or increased capital or other expenditures), as well as future circumstances that might reduce or eliminate the availability of external financing.

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words and phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "plans" or similar expressions, are intended to identify "forward-looking statements" include, without limitation, the Company's expectations regarding sales, earnings, or other future financial performance and liquidity, and general statements about future operations and operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation:
(i) the failure of certain key members of the Company's design teams or management, including Ms. Karan, to continue to be active in the business of the Company; (ii) the possibility of a termination of the Company's license with Gabrielle Studio, Inc., a bankruptcy of Gabrielle Studio, or transfer of the stock of Gabrielle Studio; (iii) the timing and expense associated with, and effects of, the strategic initiatives being implemented by the Company; (iv) risks associated with the receipt, pricing, and timing of customer orders; (v) general competitive factors and the overall financial condition of the apparel industry, the retail industry, and the general economy; (vi) timing of and costs associated with new stores openings and the Company's economic ability to continue to open new stores; (vii) risks associated with the Company's increasing royalty revenues as a percent of the Company's total revenues and net income and risks associated with a lack of operational or financial control over the Company's licensees; (viii) risks to the Company's existing wholesale businesses from the Company's licensing of related products; (ix) a change in retailer or consumer acceptance of the Company's products; (x) the variability of the Company's results in any period due to the seasonal nature of the business, the timing and level of the Company's sales, the timing of launch of new products and collections and opening of new doors, fashion trends, and the timing, terms, consummation, or success of any joint ventures, licenses, or other dispositions of product lines; (xi) consolidation and restructuring in the retail industry causing a decrease in the number of stores that sell the Company's products, or an increase in the ownership concentration within the retail industry; (xii) social, political and economic risks to the Company's foreign operations and customers, including changes in foreign investment and trade policies and regulations of the host countries and of the United States;
(xiii) changes in laws, regulations, and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad;

                         DONNA KARAN INTERNATIONAL INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(xiv) foreign currency fluctuations affecting the Company's results of operations and value of its foreign assets, the relative price at which the Company and foreign competitors sell their products in the same markets, and the Company's operating and manufacturing costs outside of the United States; (xv) shipment delays, depletion of inventory, and increased production costs resulting from disruption at any of the Company's facilities or other causes;
(xvi) changes in product mix to ones which are less profitable; (xvii) infringements of the Company's trademarks and other proprietary rights, imitations or diversions of the Company's products, or inability to obtain trademark protection outside the United States for one or more of the Company's marks; (xviii) political or economic instability resulting in the disruption of trade from the countries in which the Company's contractors, suppliers, licensees, or customers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes, and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restriction on transfer of funds; (xix) the inability of a contractor to deliver the Company's products in a timely manner thereby causing the Company to miss the delivery date requirements of its customers, which in turn could result in the cancellation of orders, refusal to accept deliveries, or a reduction in the selling price; (xx) the violation of labor or other laws by the Company, any independent manufacturer, or any licensee; or
(xxi) risks associated with the ability of the Company's third party customers and suppliers to timely and adequately remedy any Year 2000 issues. The Company undertakes no obligation to publicly update or revise any forward-looking statements made herein or elsewhere whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               27.1 - Financial Data Schedule

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed by the Company during the three months ended April 2, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DONNA KARAN INTERNATIONAL INC.
                                                 (Registrant)


Date: May 17, 2000                      By: /s/ John D. Idol
                                            ------------------------------------
                                            John D. Idol
                                            Chief Executive Officer


Date: May 17, 2000                      By: /s/ Joseph B. Parsons
                                            ------------------------------------
                                            Joseph B. Parsons
                                            Executive Vice President,
                                            Chief Financial and
                                            Administrative Officer