Form 10-Q
period 2000-07-02
DONNA KARAN INTERNATIONAL INC
filed 2000-08-16
CIK 1012369

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2000

                                       OR

          /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-11805

                         ------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /_/

At August 11, 2000, the Registrant had 22,136,889 shares of Common Stock outstanding.*

*Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.

================================================================================

                         DONNA KARAN INTERNATIONAL INC.
                                      INDEX

PART I.       FINANCIAL INFORMATION


Item 1.    Financial Statements                                             PAGE
                                                                            ----

           Statements of Operations--
             Three months and Six months ended July 2, 2000 and July 4, 1999.  3

           Balance Sheets--
             July 2, 2000 and January 2, 2000................................  4

           Statements of Cash Flows--
             Six months ended July 2, 2000 and July 4, 1999..................  5

           Notes to Financial Statements.....................................  6

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................. 11


PART II.      OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders............... 17

Item 6.    Exhibits and Reports on Form 8-K.................................. 17

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                               ----------------------------    ----------------------------
                                                  JULY 2,         JULY 4,         JULY 2,         JULY 4,
                                                   2000            1999            2000            1999
                                               ------------    ------------    ------------    ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES ................................. $    120,513    $    122,033    $    293,283    $    282,753
Cost of sales ................................       88,189          88,395         204,980         201,916
                                               ------------    ------------    ------------    ------------

GROSS PROFIT .................................       32,324          33,638          88,303          80,837
Selling, general and administrative expenses .       44,175          46,495          93,941          88,971
Restructuring credit .........................         (200)           --              (200)           --
                                               ------------    ------------    ------------    ------------

OPERATING LOSS ...............................      (11,651)        (12,857)         (5,438)         (8,134)
Interest expense, net ........................          182             950             753           1,879
                                               ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES .....................      (11,833)        (13,807)         (6,191)        (10,013)
Income tax benefit ...........................       (4,851)         (5,937)         (2,538)         (4,306)
                                               ------------    ------------    ------------    ------------

NET LOSS ..................................... $     (6,982)   $     (7,870)   $     (3,653)   $     (5,707)
                                               ============    ============    ============    ============

Net loss per common share:
     Basic ................................... $      (0.32)   $      (0.36)   $      (0.17)   $      (0.26)
                                               ============    ============    ============    ============
     Diluted ................................. $      (0.32)   $      (0.36)   $      (0.17)   $      (0.26)
                                               ============    ============    ============    ============

Weighted average common shares outstanding:
     Basic ...................................   21,603,400      21,599,300      21,601,900      21,599,300
                                               ============    ============    ============    ============
     Diluted .................................   22,135,000      21,599,300      21,941,700      21,599,300
                                               ============    ============    ============    ============

                        See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                  JULY 2,     JANUARY 2,
                                                                   2000         2000
                                                                 ---------    ---------
                                                                (UNAUDITED)
                                                                     (IN THOUSANDS)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents ...............................   $  14,740    $  15,038
     Accounts receivable, net of allowances of $31,416 at
        July 2, 2000 and $27,193 at January 2, 2000 ..........      69,718       86,314
     Inventories .............................................      76,200       82,792
     Deferred income taxes ...................................      26,480       26,408
     Prepaid expenses and other current assets ...............      20,064       17,567
                                                                 ---------    ---------
        TOTAL CURRENT ASSETS .................................     207,202      228,119
Property and equipment, net ..................................      40,226       41,512
Deferred income taxes ........................................      20,362       19,543
Deposits and other noncurrent assets .........................      15,851       15,117
                                                                 ---------    ---------

                                                                 $ 283,641    $ 304,291
                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable ........................................   $  58,479    $  57,923
     Accrued expenses and other current liabilities ..........      55,127       71,339
                                                                 ---------    ---------
        TOTAL CURRENT LIABILITIES ............................     113,606      129,262
                                                                 ---------    ---------

Subordinated notes payable ...................................       8,209        8,209
Deferred income ..............................................      32,667       34,051

STOCKHOLDERS' EQUITY
     Common stock, $0.01 par value, 35,000,000 shares
        Authorized,  issued and outstanding 22,136,889 and
        21,600,264, respectively .............................         216          216
     Common stock Class A, $0.01 par value, 18 shares
        authorized, issued and outstanding ...................        --           --
     Common stock, Class B, $0.01 par value, 2 shares
        authorized, issued and outstanding ...................        --           --
     Preferred stock, $0.01 par value, 1,000,000 shares
        authorized, no shares issued and outstanding .........        --           --
     Additional paid-in capital ..............................     188,446      188,471
     Retained deficit ........................................     (57,364)     (53,711)
     Accumulated other comprehensive loss ....................      (1,118)        (991)
                                                                 ---------    ---------
                                                                   130,180      133,985
     Less:  Treasury stock, at cost (16,270 and 17,770 shares)        (384)        (419)
            Unearned compensation ............................        (637)        (797)
                                                                 ---------    ---------
         TOTAL STOCKHOLDERS' EQUITY ..........................     129,159      132,769
                                                                 ---------    ---------

                                                                 $ 283,641    $ 304,291
                                                                 =========    =========

                        See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                --------------------
                                                                 JULY 2,     JULY 4,
                                                                  2000        1999
                                                                --------    --------
                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss ....................................................   $ (3,653)   $ (5,707)
Adjustments to reconcile net loss to net cash provided by
  (used for) operating activities:
    Depreciation and amortization ...........................      6,681       7,795
    Provision for bad debts .................................       (196)        293
    Amortization of deferred income .........................     (7,636)     (4,671)
    Deferred income taxes ...................................       (891)     (4,477)
    Other, net ..............................................        170         263
Changes in operating assets and liabilities:
    Decrease in accounts receivable .........................     16,792      12,316
    Decrease in inventories .................................      6,592       3,401
    (Increase) decrease in prepaid expenses and other
       current assets .......................................     (2,498)      1,030
    Increase in deposits and other noncurrent assets ........     (3,612)     (3,710)
    Decrease in accounts payable, accrued expenses, and
       other current liabilities ............................     (8,145)    (13,804)
    (Decrease) increase in deferred income ..................     (1,384)      1,500
                                                                --------    --------
       NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES .      2,220      (5,771)
                                                                --------    --------

INVESTING ACTIVITIES
    Purchase of free-standing retail stores .................       --        (9,200)
    Purchase of property and equipment, net .................     (2,518)     (6,705)
                                                                --------    --------
       NET CASH USED FOR INVESTING ACTIVITIES ...............     (2,518)    (15,905)
                                                                --------    --------

FINANCING ACTIVITIES
    Net proceeds of revolving credit facility ...............       --        25,468
                                                                --------    --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES ............       --        25,468
                                                                --------    --------

    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ....       (298)      3,792
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........     15,038       7,448
                                                                --------    --------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............   $ 14,740    $ 11,240
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

     A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net loss is as follows:

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                   ------------------------------    ----------------------------
                                                      JULY 2,          JULY 4,          JULY 2,         JULY 4,
                                                       2000             1999             2000            1999
                                                   ------------    --------------    ------------    ------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
Net loss attributable to common stock ..........   $     (6,982)   $       (7,870)   $     (3,653)   $     (5,707)
                                                   ============    ==============    ============    ============

DENOMINATOR:
Weighted average common shares outstanding -
   Basic .......................................     21,603,400        21,599,300      21,601,900      21,599,300
Effect of dilutive securities: stock options and
    restricted stock ...........................        531,600              --           339,800            --
                                                   ------------    --------------    ------------    ------------

Weighted average common shares outstanding -
   Diluted .....................................     22,135,000        21,599,300      21,941,700      21,599,300
                                                   ============    ==============    ============    ============


Basic EPS ......................................   $      (0.32)   $        (0.36)   $      (0.17)   $      (0.26)
                                                   ============    ==============    ============    ============

Diluted EPS ....................................   $      (0.32)   $        (0.36)   $      (0.17)   $      (0.26)
                                                   ============    ==============    ============    ============

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

INVENTORIES

       Inventory includes only those items considered saleable or usable in future periods, and is stated at the lower of cost or market, with cost being determined on the first-in, first-out method.

     Inventories consist of the following:

                                                     JULY 2,            JANUARY 2,
                                                      2000                2000
                                                     -------             -------
                                                            (IN THOUSANDS)
Raw materials ..........................             $   249             $ 2,947
Work in process ........................               6,087               2,730
Finished goods .........................              69,864              77,115
                                                     -------             -------
                                                     $76,200             $82,792
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

      Property and equipment consist of the following:

                                                        JULY 2,        JANUARY 2,
                                                         2000            2000
                                                       --------        --------
                                                             (IN THOUSANDS)
Machinery, equipment, and fixtures .............       $ 27,939        $ 28,281
Leasehold improvements .........................         64,636          61,776
                                                       --------        --------
                                                         92,575          90,057
Less accumulated depreciation ..................        (52,349)        (48,545)
                                                       --------        --------
                                                       $ 40,226        $ 41,512
                                                       ========        ========

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities are comprised of the following:

                                                           JULY 2,      JANUARY 2,
                                                            2000          2000
                                                           -------       -------
                                                               (IN THOUSANDS)
Accrued operating expenses .........................       $18,442       $17,326
Unearned revenues ..................................         9,100        14,852
Accrued royalties ..................................         9,916        10,559
Accrued compensation ...............................        11,790        14,061
Accrued income taxes ...............................         1,014         6,469
Accrued restructuring and other charges ............         1,651         5,370
Accrued taxes other than income taxes ..............         2,201         1,722
Other ..............................................         1,013           980
                                                           -------       -------
                                                           $55,127       $71,339
                                                           =======       =======

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

RESTRUCTURING AND OTHER CHARGES

     For the six months ended July 2, 2000, the Company utilized approximately $1.8 million of reserves previously established in connection with its fiscal 1999 restructuring plan. The Company anticipates utilizing the remaining balance of its reserves during fiscal 2000.

     The balance of the fiscal 1999 restructuring and other charges are as follows:

                                              BALANCE AT      UTILIZED                    BALANCE AT
                                              JANUARY 2,  -----------------      NOT       JULY 2,
                                                2000       CASH     NONCASH    UTILIZED     2000
                                               ------     ------     ------     ------     ------
Exit costs (including inventory markdowns)     $1,292     $  201     $   37     $1,001     $   53
Employee termination and severance costs .      1,943      1,410       --         --          533
Other ....................................      1,227        162       --         --        1,065
                                               ------     ------     ------     ------     ------
                                               $4,462     $1,773     $   37     $1,001     $1,651
                                               ======     ======     ======     ======     ======

     In June 2000, the Company determined that certain amounts related to the fiscal 1999 accrual were no longer required and credited into income approximately $1.0 million. The credit includes $0.8 million related to cost of sales and $0.2 million related to selling, general and administrative expenses.

PROVISION FOR INCOME TAXES

     The provision for income taxes represents Federal, foreign, state and local income taxes. The effective income tax rate was 41.0% and 43.0% for the six months ended July 2, 2000 and July 4, 1999, respectively. This rate reflects the effect of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

STATEMENTS OF CASH FLOWS

     Supplemental disclosures of cash flow information:

                                                                    SIX MONTHS ENDED
                                                                  --------------------
                                                                   JULY 2,      JULY 4,
                                                                     2000         1999
                                                                  ---------     ------
                                                                     (IN THOUSANDS)
         CASH PAID FOR:
                Interest ..................................       $     626     $1,484
                                                                  =========     ======
                Income taxes ..............................       $   5,288     $  249
                                                                  =========     ======

         NON-CASH ACTIVITIES:
                Issuance of subordinated notes payable in
                  connection with the purchase of free-
                  standing retail stores ..................       $    --       $8,209
                                                                  =========     ======

MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. Actual results could differ from those based upon such estimates and assumptions.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 -- COMPREHENSIVE LOSS

     Comprehensive loss and its components, are as follows:

                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                       --------------------      --------------------
                                       JULY 2,      JULY 4,      JULY 2,      JULY 4,
                                        2000         1999         2000         1999
                                       -------      -------      -------      -------
                                                       (IN THOUSANDS)
Net loss .........................     $(6,982)     $(7,870)     $(3,653)     $(5,707)
                                       -------      -------      -------      -------
Other comprehensive loss:
     Foreign currency translations           1          574         (127)         288
                                       -------      -------      -------      -------
     Other comprehensive loss ....           1          574         (127)         288
                                       -------      -------      -------      -------
Comprehensive loss ...............     $(6,981)     $(7,296)     $(3,780)     $(5,419)
                                       =======      =======      =======      =======

     Accumulated other comprehensive loss is as follows:

                                                FOREIGN CURRENCY TRANSLATION
                                       ----------------------------------------------
                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                       --------------------      --------------------
                                       JULY 2,      JULY 4,      JULY 2,      JULY 4,
                                        2000         1999         2000         1999
                                       -------      -------      -------      -------
                                                       (IN THOUSANDS)
Beginning balance ................     $(1,119)     $(1,492)     $  (991)     $(1,206)
Current-period change ............           1          574         (127)         288
                                       -------      -------      -------      -------
Ending balance ...................     $(1,118)     $  (918)     $(1,118)     $  (918)
                                       =======      =======      =======      =======

NOTE 3 -- SEGMENT INFORMATION

     Information related to the Company's geographic segments are as follows:

                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                       --------------------      --------------------
                                       JULY 2,      JULY 4,      JULY 2,      JULY 4,
                                        2000         1999         2000         1999
                                       -------      -------      -------      -------
                                                       (IN THOUSANDS)
Net revenues:
   United States .................     $ 89,095     $ 92,793     $194,381     $194,214
   Japan .........................        3,755        6,066        9,005       13,861
   Other .........................       27,663       23,174       89,897       74,678
                                       --------     --------     --------     --------
                                       $120,513     $122,033     $293,283     $282,753
                                       ========     ========     ========     ========

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

     Information related to the Company's reportable business segments are as follows:


                                        WHOLESALE    LICENSING    RETAIL       TOTAL
                                        ---------    ---------    ------    -----------
                                                        (IN THOUSANDS)
THREE MONTHS ENDED
JULY 2, 2000
------------------
Net revenues from external
  customers ....................        $ 80,795     $ 9,254     $30,464      $120,513
Intersegment revenues ..........          11,985        --          --          11,985
Segment operating profit (loss).         (12,922)      3,787      (2,516)      (11,651)

THREE MONTHS ENDED
JULY 4, 1999
------------------
Net revenues from external
  customers ....................        $ 85,384     $ 5,811     $30,838      $122,033
Intersegment revenues ..........          13,754        --          --          13,754
Segment operating profit (loss).         (12,951)      2,032      (1,938)      (12,857)

SIX MONTHS ENDED
JULY 2, 2000
----------------
Net revenues from external
  customers ....................        $216,119     $19,668     $57,496      $293,283
Intersegment revenues ..........          28,874        --          --          28,874
Segment operating profit (loss).          (7,114)      8,296      (6,620)       (5,438)
Segment assets .................         227,394       4,920      51,327       283,641

SIX MONTHS ENDED
JULY 4, 1999
----------------
Net revenues from external
  customers ....................        $215,805     $12,656     $54,292      $282,753
Intersegment revenues ..........          31,132        --          --          31,132
Segment operating profit (loss).          (8,273)      4,668      (4,529)       (8,134)
Segment assets .................         218,029       2,575      64,439       285,043

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

RESULTS OF OPERATIONS

      The Company's business is comprised of wholesale, licensing, and retail activities. The Company utilizes a 52- or 53-week fiscal year ending on the Sunday nearest December 31. The following discussion provides information and analysis of the Company's results of operations for the three and six months ended July 2, 2000 and July 4, 1999.

      The following tables set forth certain segment data:


                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                           -------------------------------  -----------------------------
                                              JULY 2,         JULY 4,          JULY 2,       JULY 4,
                                                2000            1999            2000           1999
                                           --------------  ---------------  -----------  ----------------
                                                                   (IN MILLIONS)

Net revenues from external customers:
     By segments:
               Wholesale ............        $   80.7         $   85.4         $  216.1      $  215.8
               Licensing ............             9.3              5.8             19.7          12.7
               Retail ...............            30.5             30.8             57.5          54.3
                                             --------         --------         --------      --------
                                             $  120.5         $  122.0         $  293.3      $  282.8
                                             ========         ========         ========      ========

     By geographic area:
               United States ........        $   89.1         $   92.8         $  194.4      $  194.2
               Japan ................             3.8              6.1              9.0          13.9
               Other ................            27.6             23.1             89.9          74.7
                                             --------         --------         --------      --------
                                             $  120.5         $  122.0         $  293.3      $  282.8
                                             ========         ========         ========      ========

Segment operating profit (loss):
               Wholesale ............        $  (12.9)        $  (13.0)        $   (7.1)     $   (8.3)
               Licensing ............             3.8              2.0              8.3           4.7
               Retail ...............            (2.5)            (1.9)            (6.6)         (4.5)
                                             --------         --------         --------      --------
                                             $  (11.6)        $  (12.9)        $   (5.4)     $   (8.1)
                                             ========         ========         ========      ========

                         DONNA KARAN INTERNATIONAL INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following tables set forth certain condensed statement of income data:


                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                      --------------------------------------  --------------------------------------
                                           JULY 2,             JULY 4,             JULY 2,               JULY 4,
                                            2000                1999                2000                  1999
                                      ------------------  ------------------  ------------------    ----------------
                                                                        (DOLLARS IN MILLIONS)

Net revenues ......................   $  120.5    100.0%  $  122.0    100.0%  $  293.3    100.0%  $  282.8    100.0%
                                      ========            ========            ========            ========
Gross profit ......................       32.3     26.8       33.6     27.6       88.3     30.1       80.8     28.6
Selling, general and administrative
    expenses ......................       44.2     36.7       46.5     38.1       93.9     32.0       89.0     31.5
Operating loss ....................      (11.6)    (9.7)     (12.9)   (10.5)      (5.4)    (1.8)      (8.1)    (2.9)
Net loss ..........................       (7.0)    (5.8)      (7.9)    (6.4)      (3.7)    (1.3)      (5.7)    (2.0)

SECOND QUARTER FISCAL 2000 COMPARED WITH SECOND QUARTER FISCAL 1999

   NET REVENUES
      Net revenues for the three months ended July 2, 2000 decreased $1.5 million, or 1.2%, to $120.5 million as compared to net revenues of $122.0 million in the corresponding prior-year period.

      Wholesale revenues for the three months ended July 2, 2000 decreased $4.7 million, or 5.4%, to $80.7 million as compared to $85.4 million in the corresponding prior-year period. Exclusive of sales to Japan, wholesale revenues decreased $2.0 million, or 2.5%. The decrease was attributable to a decrease in sales from the women's and accessories businesses, partially offset by an increase in sales from the International DKNY JEANS and menswear businesses.

      Licensing revenues for the three months ended July 2, 2000 increased $3.5 million, or 59.2%, to $9.3 million as compared to $5.8 million in the corresponding prior-year period. The increase was primarily due to royalties from the Company's regional Japanese license and growth in sales of certain other new and existing licensed products.

      Retail revenues for the three months ended July 2, 2000 decreased $0.3 million, or 1.2%, to $30.5 million as compared to $30.8 million in the corresponding prior-year period. The decrease was primarily attributable to a 16.5% overall decrease in outlet store sales, a 11.3% decrease in total comp store sales and a decrease in the number of outlet stores, partially offset by a 52.0% overall increase in full-price retail stores.

   GEOGRAPHIC
      Net revenues for the United States for the three months ended July 2, 2000 decreased $3.7 million, or 4.0%, to $89.1 million as compared to $92.8 million in the corresponding prior-year period. The decrease was primarily attributable to decreased wholesale revenues.

      Net revenues for Japan for the three months ended July 2, 2000 decreased $2.3 million, or 38.1%, to $3.8 million as compared to $6.1 million in the corresponding prior-year period. The decrease was primarily attributable to the planned decrease in wholesale revenues from Japan, as a result of the Company's regional licensing agreement. The Company anticipates further decreases in wholesale revenues in Japan, while at the same time receiving increased royalties, as the Company's Japanese licensee transitions its business exclusively from importing and reselling products to primarily manufacturing and selling products.

       Net revenues for other geographic areas for the three months ended July 2, 2000 increased $4.5 million, or 19.4%, to $27.6 million as compared to $23.1 million in the corresponding prior-year period. The increase is primarily attributable to increased wholesale and licensing revenues.

                         DONNA KARAN INTERNATIONAL INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   GROSS PROFIT
         Gross profit as a percentage of net revenues for the three months ended July 2, 2000 was 26.8%, as compared to 27.6% in the corresponding prior-year period. In June 2000, the Company reversed $0.8 million of restructuring reserves classified in cost of sales, determined no longer to be necessary, as a credit to cost of sales. Exclusive of the restructuring credit, gross profit as a percentage of net revenues for the three months ended July 2, 2000 was 26.2%. The decrease in gross profit was attributable to greater sales dilution and higher than anticipated inventory shrinkage.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
         Selling, general and administrative expenses decreased to 36.7% of net revenues for the three months ended July 2, 2000, as compared to 38.1% in the corresponding prior-year period. Exclusive of a provision recorded in fiscal 1999 for $1.7 million resulting from the bankruptcy of Loehmann's Inc. ("Loehmann's"), selling general and administrative expenses were 36.7% of net revenues for the corresponding prior-year period.

   OPERATING LOSS
      Operating loss for the three months ended July 2, 2000 decreased $1.3 million, or 9.4%, to $11.6 million as compared to $12.9 million in the corresponding prior-year period. The decrease is attributable to increased operating profit in the licensing segment and a slight decrease in the operating loss in the wholesale segment, partially offset by increased operating losses in the retail segment.

   INTEREST EXPENSE, NET
      Interest expense, net was $0.2 million for the three months ended July 2, 2000 as compared to $1.0 million for the corresponding prior-year period. The decrease was primarily attributable to a decrease in average borrowings during the three months ended July 2, 2000, as compared to the corresponding prior-year period.

   INCOME TAX BENEFIT
      The provision for income taxes represents Federal, foreign, state and local income taxes. The effective income tax rate for the three months ended July 2, 2000 and July 4, 1999 was 41.0% and 43.0%, respectively. These rates reflect the effects of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

    NET LOSS
      Net loss for the three months ended July 2, 2000 decreased $0.9 million, or 11.3%, to $7.0 million, as compared to $7.9 million in the corresponding prior-year period.

SIX MONTHS FISCAL 2000 COMPARED TO SIX MONTHS FISCAL 1999

   NET REVENUES
      Net revenues for the six months ended July 2, 2000 increased $10.5 million, or 3.7%, to $293.3 million as compared to net revenues of $282.8 million in the corresponding prior-year period.

      Wholesale revenues for the six months ended July 2, 2000, increased $0.3 million, or 0.1%, to $216.1 million as compared to $215.8 million in the corresponding prior-year period. The increase was attributable to an increase in sales from International DKNY JEANS and the menswear and accessories businesses, somewhat offset by a decrease in sales from the women's business.

      Licensing revenues for the six months ended July 2, 2000 increased $7.0 million, or 55.4%, to $19.7 million as compared to $12.7 million in the corresponding prior-year period. The increase was primarily due to royalties from the Company's: DKNY JEANS and ACTIVE license; regional Japanese license; and growth in sales of certain other new and existing licensed products.

                         DONNA KARAN INTERNATIONAL INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Retail revenues for the six months ended July 2, 2000 increased $3.2 million, or 5.9%, to $57.5 million as compared to $54.3 million in the corresponding prior-year period. The increase was primarily attributable to a 70.8% increase in full-price retail store sales primarily due to an increase in the number of full-price free-standing retail stores, somewhat offset by a 8.7% decrease in total comp store sales, a 13.2% decrease in outlet store sales and a decrease in the number of outlet stores.

   GEOGRAPHIC
      Net revenues for the United States for the six months ended July 2, 2000 increased $0.2 million, or 0.9%, to $194.4 million as compared to $194.2 million in the corresponding prior-year period. The increase was primarily attributable to increased licensing and retail revenues.

      Net revenues for Japan for the six months ended July 2, 2000 decreased $4.9 million, or 35.0%, to $9.0 million as compared to $13.9 million in the corresponding prior-year period. The decrease was primarily attributable to the planned decrease in wholesale revenues from Japan, as a result of the Company's regional licensing agreement. The Company anticipates further decreases in wholesale revenues in Japan, while at the same time receiving increased royalties, as the Company's Japanese licensee transitions its business exclusively from importing and reselling products to primarily manufacturing and selling products.

       Net revenues for other geographic areas for the six months ended July 2, 2000 increased $15.2 million, or 20.4%, to $89.9 million as compared to $74.7 million in the corresponding prior-year period. The increase is attributable to increased wholesale and licensing revenues and the Company's three free-standing retail stores in the United Kingdom.

   GROSS PROFIT
         Gross profit as a percentage of net revenues for the six months ended July 2, 2000 was 30.1%, as compared to 28.6% for the corresponding prior-year period. In June 2000, the Company reversed $0.8 million of restructuring reserves classified in cost of sales, determined no longer to be necessary. Exclusive of the restructuring credit, gross profit as a percentage of net revenues for the six months ended July 2, 2000 was 29.8%. The increase primarily reflects the change in the revenue mix to higher margin licensing business and an increase in margins in the wholesale and retail businesses, partially offset by greater sales dilution and higher than anticipated inventory shrinkage.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
         Selling, general and administrative expenses increased to 32.0% of net revenues for the six months ended July 2, 2000, as compared to 31.5% in the corresponding prior-year period. Exclusive of a provision recorded for $1.7 million in fiscal 1999 resulting from the bankruptcy of Loehmann's, selling, general and administrative expenses were 30.9% of net revenues in the corresponding prior-year period. The increase is primarily a result of the growth of the Company's full-price free-standing retail stores and certain other initiatives.

   OPERATING LOSS
      Operating loss for the six months ended July 2, 2000 decreased $2.7 million, or 33.1%, to $5.4 million as compared to $8.1 million in the corresponding prior-year period. The decrease is attributable to increased operating profit in the licensing segment and a decrease in the operating loss in the wholesale segment, partially offset by increased operating losses in the retail segment.

   INTEREST EXPENSE, NET
      Interest expense, net was $0.8 million for the six months ended July 2, 2000 as compared to $1.9 million for the corresponding prior-year period. The decrease was primarily attributable to a decrease in average borrowings during the six months ended July 2, 2000, as compared to the corresponding prior-year period.

   INCOME TAX BENEFIT
     The provision for income taxes represents Federal, foreign, state and local income taxes. The effective income tax rate for the six months ended July 2, 2000 and July 4, 1999 was 41.0% and 43.0%, respectively. These rates reflect the effects of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

                         DONNA KARAN INTERNATIONAL INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    NET LOSS
        Net loss for the six months ended July 2, 2000 decreased $2.0 million, or 36.0%, to $3.7 million, as compared to $5.7 million in the corresponding prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings under its revolving credit facility (as herein defined). The Company's principal need for funds is to finance working capital (principally inventory and receivables), capital expenditures (including the construction of new shop-in-shops, outlet and full-price free-standing retail stores), and investments in the start-up of new collections and the extension of existing collections. At July 2, 2000, the Company had cash and cash equivalents of $14.7 million, as compared to $11.2 million at July 4, 1999.

     The Company has a $150.0 million, three-year revolving credit facility (the "Facility"). The Facility is used for working capital requirements and general corporate purposes. In February 2000, the Company amended the Facility and extended its term to expire on May 1, 2003. At July 2, 2000, no amounts were outstanding under the Facility, as compared to $25.5 million at July 4, 1999.

     Net cash provided by operating activities was $2.2 million for the six months ended July 2, 2000 as compared to cash required for operating activities of $5.8 million in the corresponding prior-year period. The increase in net cash provided by operating activities primarily reflects a decrease in accounts receivable and inventory, a lesser decrease in accounts payable, accrued expenses and other current liabilities and the Company's improved profitability, partially offset by the Company's recording of deferred revenues associated with the Company's licensing agreements in the corresponding prior-year period. Net cash used for investing activities decreased $13.4 million for the six months ended July 2, 2000 as compared to the corresponding prior-year period, primarily due to the Company's acquisition of free-standing retail stores in the corresponding prior-year period and decreased purchases of property and equipment in the current period. Financing activities reflect borrowings under the Company's Facility. There was no net cash provided by financing activities for the six months ended April 2, 2000, as compared to $25.5 million in the corresponding prior-year period. The decrease in net cash provided by financing activities was due to lesser amounts outstanding under the Company's Facility during the current period as compared with the corresponding prior-year period.

     As a matter of policy, the Company enters into forward exchange contracts with parties who are major international banks and financial institutions that have at least an "A" (or equivalent) credit rating. The Company's exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would be immaterial. Costs associated with entering into such contracts have not been material to the Company's financial results. At July 2, 2000, the Company had contracts to exchange foreign currencies in the form of forward exchange contracts in the amount of $148.9 million. The Company's measured value-at-risk from holding such derivative instruments, using a variance co-variance model with a 95 percent confidence level, assuming normal market conditions at July 2, 2000 was approximately $3.2 million.

     Capital expenditures, primarily for leasehold improvements and leasehold improvements related to outlet and full-price free-standing retail stores, equipment, machinery, computers and office furniture, were approximately $2.5 million and $6.7 million for the six months ended July 2, 2000 and July 4, 1999, respectively. As of August 11, 2000, the Company had outstanding commitments for additional capital expenditures during fiscal 2000 of approximately $5.3 million. The Company anticipates that it will incur additional capital expenditures in fiscal 2000 relating to its retail business initiatives and other matters.

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

                         DONNA KARAN INTERNATIONAL INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words and phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "plans" or similar expressions, are intended to identify "forward-looking statements" include, without limitation, the Company's expectations regarding sales, earnings, or other future financial performance and liquidity, and general statements about future operations and operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation: (i) the failure of certain key members of the Company's design teams or management, including Ms. Karan, to continue to be active in the business of the Company; (ii) the possibility of a termination of the Company's license with Gabrielle Studio, Inc., a bankruptcy of Gabrielle Studio, or transfer of the stock of Gabrielle Studio;
(iii) the timing and expense associated with, and effects of, the strategic initiatives being implemented by the Company; (iv) risks associated with the receipt, pricing, and timing of customer orders; (v) general competitive factors and the overall financial condition of the apparel industry, the retail industry, and the general economy; (vi) timing of and costs associated with new stores openings and the Company's economic ability to continue to open new stores; (vii) risks associated with the Company's increasing royalty revenues as a percent of the Company's total revenues and net income and risks associated with a lack of operational or financial control over the Company's licensees; (viii) risks to the Company's existing wholesale businesses from the Company's licensing of related products; (ix) a change in retailer or consumer acceptance of the Company's products; (x) the variability of the Company's results in any period due to the seasonal nature of the business, the timing and level of the Company's sales, the timing of launch of new products and collections and opening of new doors, fashion trends, and the timing, terms, consummation, or success of any joint ventures, licenses, or other dispositions of product lines; (xi) consolidation and restructuring in the retail industry causing a decrease in the number of stores that sell the Company's products, or an increase in the ownership concentration within the retail industry; (xii) social, political and economic risks to the Company's foreign operations and customers, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (xiii) changes in laws, regulations, and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (xiv) foreign currency fluctuations affecting the Company's results of operations and value of its foreign assets, the relative price at which the Company and foreign competitors sell their products in the same markets, and the Company's operating and manufacturing costs outside of the United States;
(xv) shipment delays, depletion of inventory, and increased production costs resulting from disruption at any of the Company's facilities or other causes;
(xvi) changes in product mix to ones which are less profitable; (xvii) infringements of the Company's trademarks and other proprietary rights, imitations or diversions of the Company's products, or inability to obtain trademark protection outside the United States for one or more of the Company's marks; (xviii) political or economic instability resulting in the disruption of trade from the countries in which the Company's contractors, suppliers, licensees, or customers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes, and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restriction on transfer of funds; (xix) the inability of a contractor to deliver the Company's products in a timely manner thereby causing the Company to miss the delivery date requirements of its customers, which in turn could result in the cancellation of orders, refusal to accept deliveries, or a reduction in the selling price; or (xx) the violation of labor or other laws by the Company, any independent manufacturer, or any licensee. The Company undertakes no obligation to publicly update or revise any forward-looking statements made herein or elsewhere whether as a result of new information, future events or otherwise.

                         DONNA KARAN INTERNATIONAL INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of the Stockholders of the Company was held on May 25, 2000.

     (b)  The following directors were elected at the Annual Meeting of
          Stockholders: John D. Idol and John Eyler, as Class I Directors for a three-year term expiring at the 2003 Annual Meeting.

     (c) (i) Each person elected as a director received the number of votes indicated beside his name:

          NAME                        VOTES FOR                VOTES WITHHELD
          ----                        ---------                --------------
          John D. Idol                18,544,191                   85,714
          John Eyler                  18,542,647                   87,258

          (ii) 18,586,296 votes were cast for and 23,918 votes were cast against the ratification of the selection of Ernst & Young LLP as auditors for the Company. Abstentions totaled 19,491.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          10.1 - Fifth Amendment, dated as of June 9, 2000, among The Donna Karan Company, The Donna Karan Company Store, G.P., Donna Karan Studio, and DK Footwear Partners, the financial institutions from time to time parties thereto as lenders, the financial institutions from time to time parties thereto as issuing banks, Citibank, N.A., as administrative agent, The Chase Manhattan Bank and Nationsbank, N.A., as co-agents.

          27.1 - Financial Data Schedule

     (b)  Reports on Form 8-K
          There were no reports on Form 8-K filed by the Company during the three months ended July 2, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         DONNA KARAN INTERNATIONAL INC.
                                                  (Registrant)


Date: August 16, 2000                        By:   /s/ John D. Idol
                                                   ------------------
                                                   John D. Idol
                                                   Chief Executive Officer



Date: August 16, 2000                          By: /s/ Joseph B. Parsons
                                                   ----------------------
                                                   Joseph B. Parsons
                                                   Executive Vice President,
                                                   Chief Financial and
                                                   Administrative Officer