Form 10-Q
period 2000-10-01
DONNA KARAN INTERNATIONAL INC
filed 2000-11-15
CIK 1012369

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 2000

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



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


                               -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

At November 10, 2000, the Registrant had 22,136,889 shares of Common Stock outstanding.*

*Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.



===============================================================================

                         DONNA KARAN INTERNATIONAL INC.

                                      INDEX



PART I.       FINANCIAL INFORMATION

                                                                                                          PAGE
Item 1.    Financial Statements

           Statements of Income --
              Three months and Nine months ended October 1, 2000 and October 3, 1999...................     3

           Balance Sheets--
              October 1, 2000 and January 2, 2000......................................................     4

           Statements of Cash Flows--
              Nine months ended October 1, 2000 and October 3, 1999....................................     5

              Notes to Financial Statements............................................................     6


Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations...........................................     11


PART II.      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.........................................................     17

                         DONNA KARAN INTERNATIONAL INC.

                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            ------------------------------     ------------------------------
                                                             OCTOBER 1,       OCTOBER 3,       OCTOBER 1,       OCTOBER 3,
                                                                2000             1999             2000             1999
                                                            --------------    ------------     ------------    --------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES........................................        $    203,741      $  202,511       $  497,024      $    485,264
Cost of sales.......................................             131,093         130,013          336,073           331,929
                                                            ------------      ----------       ----------      ------------


GROSS PROFIT........................................              72,648          72,498          160,951           153,335
Selling, general and administrative expenses........              47,922          48,568          141,863           137,539
Restructuring credit................................                  --              --             (200)               --
                                                            ------------      ----------       ----------      ------------

OPERATING INCOME....................................              24,726          23,930           19,288            15,796
Interest expense, net...............................               1,032           1,209            1,785             3,088
                                                            ------------      ----------       ----------      ------------

INCOME BEFORE INCOME TAXES..........................              23,694          22,721           17,503            12,708
Income tax expense..................................               9,714           9,770            7,176             5,464
                                                            ------------      ----------       ----------      ------------

NET INCOME..........................................        $     13,980      $   12,951       $   10,327      $      7,244
                                                            ============      ==========       ==========      ============


Net income per common share:
     Basic..........................................        $       0.65      $     0.60       $     0.48             0.34
                                                            ============      ==========       ==========      ============
     Diluted........................................        $       0.63      $     0.60       $     0.47             0.33
                                                            ============      ==========       ==========      ============

Weighted average common shares outstanding:

     Basic..........................................          21,605,700      21,599,300       21,604,100        21,599,300
                                                            ============      ==========       ==========      ============
     Diluted........................................          22,170,700      21,728,100       22,036,200        21,702,400
                                                            ============      ==========       ==========      ============







                        See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                              OCTOBER 1,          JANUARY 2,
                                                                                 2000                2000
                                                                            ---------------     ---------------
                                                                             (UNAUDITED)
                                                                                      (IN THOUSANDS)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents......................................         $        6,792     $        15,038
     Accounts receivable, net of allowances of $33,277 at
        October 1, 2000 and $27,193 at January 2, 2000..............                112,331              86,314
     Inventories....................................................                 73,272              82,792
     Deferred income taxes..........................................                 26,233              26,408
     Prepaid expenses and other current assets......................                 21,556              17,567
                                                                            ---------------     ---------------
        TOTAL CURRENT ASSETS........................................                240,184             228,119
Property and equipment, net.........................................                 39,432              41,512
Deferred income taxes...............................................                 17,528             19,543
Deposits and other noncurrent assets................................                 16,617              15,117
                                                                            ---------------     ---------------
                                                                            $       313,761     $       304,291
                                                                            ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable...............................................        $        62,859     $        57,923
     Accrued expenses and other current liabilities.................                 60,263              71,339
     Borrowing under revolving line of credit.......................                  9,460                  --
                                                                            ---------------     ---------------
        TOTAL CURRENT LIABILITIES...................................                132,582             129,262
                                                                            ---------------     ---------------


Subordinated notes payable.........................................                   8,209               8,209
Deferred income....................................................                  29,764              34,051

STOCKHOLDERS' EQUITY
     Common stock, $0.01 par value, 35,000,000 shares
        Authorized,  issued and outstanding 22,136,889 and
        21,600,264, respectively....................................                    216                 216
     Common stock Class A, $0.01 par value, 18 shares
        authorized, issued and outstanding..........................                     --                  --
     Common stock, Class B, $0.01 par value, 2 shares
        authorized, issued and outstanding..........................                     --                  --
     Preferred stock, $0.01 par value, 1,000,000 shares
        authorized, no shares issued and outstanding................                     --                  --
     Additional paid-in capital.....................................                188,446             188,471
     Retained deficit...............................................                (43,384)            (53,711)
     Accumulated other comprehensive loss...........................                 (1,130)               (991)
                                                                            ---------------     ---------------
                                                                                    144,148             133,985

     Less:  Treasury stock, at cost (16,270 and 17,770 shares)......                   (384)               (419)
            Unearned compensation...................................                   (558)               (797)
                                                                            ===============     ===============
         TOTAL STOCKHOLDERS' EQUITY.................................                143,206             132,769
                                                                            ---------------     ---------------
                                                                            $       313,761     $       304,291
                                                                            ===============     ===============


                        See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                        --------------------------------------------
                                                                          OCTOBER 1,                  OCTOBER 3,
                                                                            2000                        1999
                                                                       -----------------           -----------------
                                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................           $       10,327                 $     7,244
Adjustments to reconcile net income to net cash used for
   operating activities:
    Depreciation and amortization...........................                   10,043                      13,085
    Provision for bad debts.................................                     (119)                      1,697
    Amortization of deferred income.........................                  (10,458)                    (11,786)
    Deferred income taxes...................................                    2,190                       3,863
    Other, net..............................................                      249                         357
Changes in operating assets and liabilities:
    Increase in accounts receivable.........................                  (25,898)                    (27,058)
    Decrease in inventories.................................                    9,520                      10,116
    (Increase) decrease in prepaid expenses and other
            current assets..................................                   (3,989)                      2,690
    Increase in deposits and other noncurrent assets........                   (5,637)                     (5,323)
    Increase in accounts payable, accrued expenses, and
    Other current liabilities...............................                    4,178                       2,206

    Decrease in deferred income.............................                   (4,287)                     (9,358)
                                                                    -----------------          ------------------
       NET CASH USED FOR OPERATING ACTIVITIES...............                  (13,881)                    (12,267)
                                                                    -----------------          ------------------

INVESTING ACTIVITIES
    Purchase of free-standing retail stores ................                      --                       (9,200)
    Purchase of property and equipment, net.................                  (3,825)                     (11,233)
                                                                   -----------------           ------------------
       NET CASH USED FOR INVESTING ACTIVITIES...............                  (3,825)                     (20,433)
                                                                   -----------------           ------------------

FINANCING ACTIVITIES
    Net proceeds of revolving credit facility...............                   9,460                       29,325
                                                                   -----------------           ------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES............                   9,460                       29,325
                                                                   -----------------           ------------------
    NET DECREASE IN CASH AND CASH EQUIVALENTS...............                  (8,246)                      (3,375)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........                  15,038                        7,448
                                                                   -----------------           ------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD..............       $           6,792           $            4,073
                                                                   =================           ==================







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

     The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. On a quarterly basis, the Company's operations may vary as a result of, among other things, production and shipping schedules, the introduction of new products, the timing of opening and closing company owned retail stores, and variations in the timing of certain holidays from year to year. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for a full year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000.

NEW PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement will be adopted effective January 1, 2001, but is not expected to materially impact the Company's financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." The effective date has been deferred pending additional interpretive guidance. Based on current interpretations, no material impact on the Company's financial statement is anticipated.

NET INCOME PER COMMON SHARE

     In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," net income per common share amounts ("basic EPS") were computed by dividing net income by the weighted average number of common shares outstanding and contingently issued shares (which satisfy certain conditions) and excluded any potential dilution. Net income per common share amounts assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the vesting of restricted stock and the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the statements of operations.

     A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:


                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            ---------------------------------    -------------------------------
                                                              OCTOBER 1,        OCTOBER 3,         OCTOBER 1,        OCTOBER 3,
                                                                 2000              1999               2000              1999
                                                            ---------------   ---------------    ------------     --------------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
Net income attributable to common stock.............        $       13,980    $       12,951      $     10,327      $       7,244
                                                            ===============   ===============    =============     ==============
DENOMINATOR:
Weighted average common shares outstanding -
   Basic...........................................             21,605,700        21,599,300        21,604,100         21,599,300
Effect of dilutive securities: stock options and
    restricted stock...............................                565,000           128,800           432,100            103,100
                                                            ---------------   ---------------    -------------     --------------
Weighted average common shares outstanding -
   Diluted........................................              22,170,700        21,728,100        22,036,200         21,702,400
                                                            ===============   ===============    =============     ==============

Basic EPS.........................................          $         0.65    $         0.60     $        0.48     $         0.34
                                                            ===============   ===============    =============     ==============

Diluted EPS.......................................          $         0.63    $         0.60     $        0.47     $         0.33
                                                            ===============   ===============    =============     ==============

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS


INVENTORIES

       Inventory includes only those items considered saleable or usable in future periods, and is stated at the lower of cost or market, with cost being determined on the first-in, first-out method.

     Inventories consist of the following:

                                                OCTOBER 1,            JANUARY 2,
                                                   2000                  2000
                                              ----------------       --------------
                                                         (IN THOUSANDS)
Raw materials.........................        $          3,162       $        2,947
Work in process.......................                   4,092                2,730
Finished goods........................                  66,018               77,115
                                              ----------------       --------------
                                              $         73,272       $       82,792
                                              ================       ==============

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

      Property and equipment consist of the following:

                                               OCTOBER 1,           JANUARY 2,
                                                  2000                2000
                                            ----------------    ------------------
                                                       (IN THOUSANDS)
Machinery, equipment, and fixtures.........           36,632   $           28,281
Leasehold improvements.....................           57,250               61,776
                                            ----------------   -------------------
                                                      93,882               90,057
Less accumulated depreciation..............          (54,450)             (48,545)
                                            ----------------   -------------------
                                                      39,432   $           41,512
                                            ================   ===================

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities are comprised of the following:

                                                    OCTOBER 1,               JANUARY 2,
                                                       2000                     2000

                                                  ----------------       ----------------
                                                              (IN THOUSANDS)
Accrued operating expenses....................             17,322                  17,326
Unearned revenues.............................              9,181                  14,852
Accrued royalties.............................             13,276                  10,559
Accrued compensation..........................              9,082                  14,061
Accrued income taxes..........................              7,371                   6,469
Accrued restructuring and other charges.......              1,301                   5,370
Accrued taxes other than income taxes.........              2,251                   1,722
Other.........................................                479                     980
                                                  ----------------       ----------------
                                                  $        60,263        $         71,339
                                                  ================       ================

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS


RESTRUCTURING AND OTHER CHARGES

     For the nine months ended October 1, 2000, the Company utilized approximately $2.2 million of reserves previously established in connection with its fiscal 1999 restructuring plan. The Company anticipates utilizing the remaining balance of its reserves during fiscal 2000.

     The balance of the fiscal 1999 restructuring and other charges are as follows:

                                                  BALANCE AT                                           BALANCE AT
                                                  JANUARY 2,          UTILIZED              NOT        OCTOBER 1,
                                                    2000         CASH         NONCASH     UTILIZED       2000
                                                  ----------     ----         -------     --------       ----
Exit costs (including inventory markdowns)     $      1,292          201   $       37    $    1,001   $        53
Employee termination and severance costs..            1,943        1,787            -             -           156
Other.....................................            1,227          135            -             -         1,092
                                               ------------    ---------   ----------    ----------   -----------
                                               $      4,462    $   2,123   $       37   $     1,001   $     1,301
                                               ============    =========   ==========   ===========   ===========

     In June 2000, the Company determined that certain amounts related to the fiscal 1999 accrual were no longer required and credited into income approximately $1.0 million. The credit includes $0.8 million related to cost of sales and $0.2 million related to selling, general and administrative expenses.

PROVISION FOR INCOME TAXES

     The provision for income taxes represents Federal, foreign, state and local income taxes. The effective income tax rate was 41.0% and 43.0% for the nine months ended October 1, 2000 and October 3, 1999, respectively. This rate reflects the effect of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

STATEMENTS OF CASH FLOWS

     Supplemental disclosures of cash flow information:

                                                                            NINE MONTHS ENDED
                                                                      ----------------------------
                                                                       OCTOBER 1,     OCTOBER 3,
                                                                          2000           1999
                                                                      -------------  -------------
     CASH PAID FOR:                                                         (IN THOUSANDS)
            Interest.............................................      $     1,534    $      2,449
                                                                       ===========    ============
            Income taxes.........................................      $     5,458    $        435
                                                                       ===========    ============

     NON-CASH ACTIVITIES:
            Issuance of subordinated notes payable in
              connection with the purchase of free-standing
              retail stores .....................................      $         -    $      8,209
                                                                       ===========    ============


MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. Actual results could differ from those based upon such estimates and assumptions.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS



NOTE 2 -- COMPREHENSIVE INCOME

     Comprehensive income and its components, are as follows:

                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     OCTOBER 1,     OCTOBER 3,         OCTOBER 1,    OCTOBER 3,
                                                                         2000          1999             2000             1999
                                                                     -----------    ---------         ----------       ---------
                                                                                          (IN THOUSANDS)
                 Net income......................................    $    13,980    $  12,951         $   10,327      $    7,244
                                                                     -----------    ---------         ----------      ----------
                 Other comprehensive (loss) income:
                      Foreign currency translations.............             (12)        (146)              (139)            142
                                                                     -----------    ---------         ----------      ----------
                      Other comprehensive (loss) income.....                 (12)        (146)              (139)            142
                                                                     -----------    ---------         ----------      ----------
                 Comprehensive income........................        $    13,968    $  12,805         $   10,188      $    7,386
                                                                     ===========    =========         ==========      ==========



     Accumulated other comprehensive loss is as follows:

                                                                                       FOREIGN CURRENCY TRANSLATION
                                                                     -----------------------------------------------------------
                                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     --------------------------     ----------------------------
                                                                     OCTOBER 1,     OCTOBER 3,         OCTOBER 1,    OCTOBER 3,
                                                                         2000          1999             2000             1999
                                                                     -----------    ---------         ----------       ---------
                                                                                          (IN THOUSANDS)
                 Beginning balance .........................        $     (1,118)    $   (918)        $    (991)       $ (1,206)
                 Current-period change .....................                 (12)        (146)             (139)            142
                                                                    ------------     --------         ---------        --------
                 Ending balance.............................        $     (1,130)    $ (1,064)        $  (1,130)       $ (1,064)
                                                                    ============     ========         =========        ========


NOTE 3 -- SEGMENT INFORMATION

     Information related to the Company's geographic segments are as follows:



                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     OCTOBER 1,     OCTOBER 3,         OCTOBER 1,    OCTOBER 3,
                                                                         2000          1999             2000             1999
                                                                     -----------    ---------         ----------       ---------
                                                                                          (IN THOUSANDS)
Net revenues:
   United States..................................                 $    125,383     $    140,864    $     319,764    $     335,078
   Japan..........................................                        6,996            7,413           16,001           21,274
   Other..........................................                       71,362           54,234          161,259          128,912
                                                                   ============     ============    =============    =============
                                                                   $    203,741     $    202,511    $     497,024    $     485,264
                                                                   ============     ============    =============    =============

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS


     Information related to the Company's reportable business segments are as follows:

                                                            WHOLESALE       LICENSING          RETAIL          TOTAL
                                                          ------------    ------------      -----------     -----------
                                                                     (IN THOUSANDS)
THREE MONTHS ENDED
OCTOBER 1, 2000
-------------------------
Net revenues from external customers.........            $ 158,395    $   12,765            $ 32,581         $ 203,741
Intersegment revenues........................               23,600             -                   -            23,600
Segment operating profit (loss)..............               19,596         6,142              (1,012)           24,726

THREE MONTHS ENDED
OCTOBER 3, 1999
-------------------------
Net revenues from external
  customers..................................            $ 153,371    $   13,662(a)          $ 35,478        $ 202,511
Intersegment revenues .......................               27,295             -                    -           27,295
Segment operating profit (loss)..............               15,959         8,708(a)              (737)          23,930

NINE MONTHS ENDED
OCTOBER 1, 2000
-------------------------
Net revenues from external
  customers..................................            $ 374,514    $   32,433             $ 90,077        $ 497,024
Intersegment revenues........................               52,474             -                    -           52,474
Segment operating profit (loss)..............               12,482        14,438               (7,632)          19,288
Segment assets...............................              247,813         7,301               58,647          313,761


NINE MONTHS ENDED
OCTOBER 3, 1999
-------------------------
Net revenues from external
customers....................................            $ 369,173    $   26,318(a)          $ 89,773        $ 485,264
Intersegment revenues .......................               58,427             -                    -           58,427
Segment operating profit (loss)..............                7,686        13,376(a)            (5,266)          15,796
Segment assets...............................              223,243         5,757               70,980          299,980


(a) includes a $5 million, one-time recognition of deferred revenue related to the Estee Lauder beauty license.

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

RESULTS OF OPERATIONS

      The Company's business is comprised of wholesale, licensing, and retail activities. The Company utilizes a 52- or 53-week fiscal year ending on the Sunday nearest December 31. The following discussion provides information and analysis of the Company's results of operations for the three and nine months ended October 1, 2000 and October 3, 1999.

      The following tables set forth certain segment data:


                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                        -------------------------      ----------------------------
                                        OCTOBER 1,     OCTOBER 3,      OCTOBER 1,       OCTOBER 3,
                                           2000           1999            2000            1999
                                        ----------     ----------      ----------       -----------
                                                             (IN MILLIONS)
Net revenues from external customers:
     By segments:
               Wholesale .......        $  158.4       $  153.4          $  374.5       $  369.2
               Licensing .......            12.7           13.7(a)           32.4           26.3(a)
               Retail ..........            32.6           35.4              90.1           89.8
                                        --------       --------          --------       --------
                                        $  203.7       $  202.5          $  497.0       $  485.3
                                        ========       ========          ========       ========

     By geographic area:
               United States ...        $  125.4       $  140.9          $  319.8       $  335.1
               Japan ...........             7.0            7.4              16.0           21.3
               Other ...........            71.3           54.2             161.2          128.9
                                        --------       --------          --------       --------
                                        $  203.7       $  202.5          $  497.0       $  485.3
                                        ========       ========          ========       ========

Segment operating profit (loss):
               Wholesale .......        $   19.6       $   16.0          $   12.5       $    7.7
               Licensing .......             6.1            8.7(a)           14.4           13.4(a)
               Retail ..........            (1.0)          (0.8)             (7.6)          (5.3)
                                        --------       --------          --------       --------
                                        $   24.7       $   23.9          $   19.3       $   15.8
                                        ========       ========          ========       ========


(a) includes a $5 million one-time recognition of deferred revenue related to the Estee Lauder beauty license.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following tables set forth certain condensed statement of income data:


                                                     THREE MONTHS ENDED                          NINE MONTHS ENDED
                                        -----------------------------------------   -----------------------------------------
                                              OCTOBER 1,            OCTOBER 3,            OCTOBER 1,           OCTOBER 3,
                                                2000                  1999                  2000                  1999
                                        -------------------   -------------------   -------------------   -------------------
                                                                         (DOLLARS IN MILLIONS)

Net revenues ......................     $  203.7     100.0%   $  202.5     100.0%   $  497.0     100.0%   $  485.3     100.0%
                                        ========              ========              ========              ========
Gross profit ......................         72.7      35.7        72.5      35.8       161.0      32.4       153.3      31.6
Selling, general and administrative
    Expenses ......................         48.0      23.5        48.6      24.0       141.9      28.5       137.5      28.3
Operating income ..................         24.7      12.1        23.9      11.8        19.3       3.9        15.8       3.3
Net income ........................         14.0       6.9        13.0       6.4        10.3       2.1         7.2       1.5


THIRD QUARTER FISCAL 2000 COMPARED WITH THIRD QUARTER FISCAL 1999

   NET REVENUES
      Net revenues for the three months ended October 1, 2000 increased $1.2 million, or 0.6%, to $203.7 million as compared to net revenues of $202.5 million in the corresponding prior-year period. Excluding the one-time recognition of deferred revenue in fiscal 1999 related to the Estee Lauder Inc. ("ELI") beauty license, net revenues increased $6.2 million, or 3.2%.

      Wholesale revenues for the three months ended October 1, 2000 increased $5.0 million, or 3.3%, to $158.4 million as compared to $153.4 million in the corresponding prior-year period. Exclusive of sales to Japan, wholesale revenues increased $5.8 million, or 3.9%. The increase was attributable to an increase in sales from the International DKNY JEANS and menswear businesses, substantially offset by decreases in the women's and accessories businesses.

      Licensing revenues for the three months ended October 1, 2000 decreased $1.0 million, or 6.6%, to $12.7 million as compared to $13.7 million in the corresponding prior-year period. Exclusive of the one-time recognition of deferred revenue in fiscal 1999 related to the ELI beauty license, licensing revenues increased $4.0 million, or 47.4%. The increase was primarily due to royalties from the Company's: DKNY JEANS and ACTIVE license; regional Japanese license; and growth in sales of certain other new and existing licensed products.

      Retail revenues for the three months ended October 1, 2000 decreased $2.8 million, or 8.2%, to $32.6 million as compared to $35.4 million in the corresponding prior-year period. The decrease was primarily attributable to a 16.6% overall decrease in outlet store sales, including a decrease in the number of outlet stores. Comparable store sales decreased 10.2% in 2000 compared to the corresponding prior-year period.

   GEOGRAPHIC
      Net revenues for the United States for the three months ended October 1, 2000 decreased $15.5 million, or 11.0%, to $125.4 million as compared to $140.9 million in the corresponding prior-year period. Exclusive of the one-time recognition of deferred revenue in fiscal 1999, related to the ELI beauty license, net revenues decreased $10.5 million, or 7.7%. The decrease, exclusive of the deferred revenues, was primarily attributable to decreased wholesale revenues.

      Net revenues for Japan for the three months ended October 1, 2000 decreased $0.4 million, or 5.6%, to $7.0 million as compared to $7.4 million in the corresponding prior-year period. The decrease was primarily attributable to the planned decrease in wholesale revenues from Japan, as a result of the Company's regional licensing agreement. The Company anticipates further decreases in wholesale revenues in Japan, while at the same time receiving increased royalties, as the Company's Japanese licensee transitions its business exclusively from importing and reselling products to primarily manufacturing and selling products.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Net revenues for other geographic areas for the three months ended October 1, 2000 increased $17.1 million, or 31.6%, to $71.3 million as compared to $54.2 million in the corresponding prior-year period. The increase is primarily attributable to increased wholesale and licensing revenues and the Company's retail stores in the United Kingdom.

   GROSS PROFIT
         Gross profit as a percentage of net revenues for the three months ended October 1, 2000 was 35.7%, as compared to 35.8% in the corresponding prior-year period. Exclusive of the one-time recognition of deferred revenue in fiscal 1999 related to the ELI beauty license, gross profit margin was 34.2% in the corresponding prior-year period. The increase, exclusive of the deferred revenue, primarily reflects the change in the revenue mix to higher margin full-price retail stores and licensing businesses.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
         Selling, general and administrative expenses decreased to 23.5% of net revenues for the three months ended October 1, 2000, as compared to 24.0% in the corresponding prior-year period. Exclusive of the one-time recognition of deferred revenue related to the ELI beauty license, selling general and administrative expenses were 24.6% of net revenues for the corresponding prior-year period.

   OPERATING INCOME
         Operating income for the three months ended October 1, 2000 increased $0.8 million, or 3.3%, to $24.7 million as compared to $23.9 million in the corresponding prior-year period. Exclusive of the one-time recognition of deferred revenue related to the ELI beauty license, operating income increased $5.8 million, or 30.6%. The increase, exclusive of the deferred revenue, is primarily attributable to increased operating profit in the wholesale and licensing segments.

   INTEREST EXPENSE, NET
      Interest expense, net was $1.0 million for the three months ended October 1, 2000 as compared to $1.2 million for the corresponding prior-year period. The decrease was primarily attributable to a decrease in average borrowings during the three months ended October 1, 2000, as compared to the corresponding prior-year period.

   INCOME TAX EXPENSE
      The provision for income taxes represents Federal, foreign, state and local income taxes. The effective income tax rate for the three months ended October 1, 2000 and October 3, 1999 was 41.0% and 43.0%, respectively. These rates reflect the effects of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

    NET INCOME
      Net income for the three months ended October 1, 2000 increased $1.0 million, or 7.9%, to $14.0 million, as compared to $13.0 million in the corresponding prior-year period. Exclusive of the one-time recognition of deferred revenue related to the ELI beauty license, net income increased $3.9 million, or 38.4%.

NINE MONTHS FISCAL 2000 COMPARED TO NINE MONTHS FISCAL 1999

   NET REVENUES
      Net revenues for the nine months ended October 1, 2000 increased $11.7 million, or 2.4%, to $497.0 million as compared to net revenues of $485.3 million in the corresponding prior-year period. Excluding the one-time recognition of deferred revenue in fiscal 1999, related to the ELI beauty license, net revenues increased $16.7 million, or 3.5%.

      Wholesale revenues for the nine months ended October 1, 2000, increased $5.3 million, or 1.4%, to $374.5 million as compared to $369.2 million in the corresponding prior-year period. Exclusive of sales to Japan, wholesale revenues increased $11.9 million, or 3.4%. The increase was attributable to an increase in sales from international DKNY JEANS and the menswear businesses, substantially offset by a decrease in sales from the women's business.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Licensing revenues for the nine months ended October 1, 2000 increased $6.1 million, or 23.2%, to $32.4 million as compared to $26.3 million in the corresponding prior-year period. Excluding the one-time recognition of deferred revenue in fiscal 1999, related to the ELI beauty license, licensing revenues increased $11.1 million, or 52.1%. The increase was primarily due to royalties from the Company's: DKNY JEANS and ACTIVE license; regional Japanese license; and growth in sales of certain other new and existing licensed products.

      Retail revenues for the nine months ended October 1, 2000 increased $0.3 million, or 0.3%, to $90.1 million as compared to $89.8 million in the corresponding prior-year period. The increase was primarily attributable to a 44.0% increase in full-price retail store sales due to an increase in the number of full-price free-standing retail stores, somewhat offset by an 11.0% decrease in comparable store sales and a 14.5% decrease in outlet store sales including a decrease in the number of outlet stores.

   GEOGRAPHIC
      Net revenues for the United States for the nine months ended October 1, 2000 decreased $15.3 million, or 4.6%, to $319.8 million as compared to $335.1 million in the corresponding prior-year period. Exclusive of the one-time recognition of deferred revenue in fiscal 1999 related to the ELI beauty license, net revenues decreased $10.3 million, or 3.1%. The decrease was primarily attributable to decreased wholesale and retail revenues.

      Net revenues for Japan for the nine months ended October 1, 2000 decreased $5.3 million, or 24.8%, to $16.0 million as compared to $21.3 million in the corresponding prior-year period. The decrease was primarily attributable to the planned decrease in wholesale revenues from Japan, as a result of the Company's regional licensing agreement. The Company anticipates further decreases in wholesale revenues in Japan, while at the same time receiving increased royalties, as the Company's Japanese licensee transitions its business exclusively from importing and reselling products to primarily manufacturing and selling products.

      Net revenues for other geographic areas for the nine months ended October 1, 2000 increased $32.3 million, or 25.1%, to $161.2 million as compared to $128.9 million in the corresponding prior-year period. The increase is attributable to increased wholesale and licensing revenues and the Company's retail stores in the United Kingdom.

   GROSS PROFIT
         Gross profit as a percentage of net revenues for the nine months ended October 1, 2000 was 32.4%, as compared to 31.6% for the corresponding prior-year period. In June 2000, the Company reversed $0.8 million of restructuring reserves classified in cost of sales, determined no longer to be necessary. Exclusive of the restructuring credit, gross profit as a percentage of net revenues for the nine months ended October 1, 2000 was 32.2%. Exclusive of the one-time recognition of deferred revenue in fiscal 1999, related to the ELI beauty license, gross profit margin for the corresponding prior-year period was 30.9%. The increase, exclusive of the credit and deferred revenue, primarily reflects the change in the revenue mix to higher margin licensing business and an increase in margins in the wholesale and retail businesses, partially offset by greater sales dilution and higher than anticipated inventory shrinkage.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
         Selling, general and administrative expenses increased to 28.5% of net revenues for the nine months ended October 1, 2000, as compared to 28.3% in the corresponding prior-year period. Exclusive of the one-time recognition of deferred revenue related to the ELI beauty license, offset by a provision recorded as a result of Loehmann's, Inc. ("Loehmann's") bankruptcy in fiscal 1999, selling, general and administrative expenses remained 28.3% of net revenues in the corresponding prior-year period.

   OPERATING INCOME
         Operating income for the nine months ended October 1, 2000 increased $3.5 million, or 22.1%, to $19.3 million as compared to $15.8 million in the corresponding prior-year period. Exclusive of the one-time recognition of deferred revenue related to the ELI license and a provision recorded as a result of the Loehmann's bankruptcy in fiscal 1999, operating income was $12.5 million in the corresponding prior-year period. The increase, exclusive of the deferred revenue and provision, is attributable to increased operating profit in the wholesale and licensing segments, partially offset by increased operating losses in the retail segment.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   INTEREST EXPENSE, NET
      Interest expense, net was $1.8 million for the nine months ended October 1, 2000 as compared to $3.1 million for the corresponding prior-year period. The decrease was primarily attributable to a decrease in average borrowings during the nine months ended October 1, 2000, as compared to the corresponding prior-year period.

   INCOME TAX EXPENSE
     The provision for income taxes represents Federal, foreign, state and local income taxes. The effective income tax rate for the nine months ended October 1, 2000 and October 3, 1999 was 41.0% and 43.0%, respectively. These rates reflect the effects of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

    NET INCOME
      Net income for the nine months ended October 1, 2000 increased $3.1 million, or 42.6%, to $10.3 million, as compared to $7.2 million in the corresponding prior-year period. Exclusive of the one-time recognition of deferred revenue related to the ELI beauty license and a provision recorded as a result of the Loehmann's bankruptcy in fiscal 1999, net income increased $5.0 million, or 92.5%.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings under its revolving credit facility (as herein defined). The Company's principal need for funds is to finance working capital (principally inventory and receivables), capital expenditures (including the construction of new shop-in-shops, outlet and full-price free-standing retail stores), and investments in the start-up of new collections and the extension of existing collections. At October 1, 2000, the Company had cash and cash equivalents of $6.8 million, as compared to $4.1 million at October 3, 1999.

      The Company has a $150.0 million, three-year revolving credit facility (the "Facility"). The Facility is used for working capital requirements and general corporate purposes. In February 2000, the Company amended the Facility and extended its term to expire on May 1, 2003. At October 1, 2000, $9.5 million was outstanding under the Facility, as compared to $29.3 million at October 3, 1999.

      Net cash used for operating activities was $13.9 million for the nine months ended October 1, 2000 as compared to $12.3 million in the corresponding prior-year period. The increase in net cash used for operating activities primarily reflects an increase in prepaid expenses and other current assets and a lesser decrease in inventories, partially offset by an increase in accounts payable, accrued expenses and other current liabilities. Net cash used for investing activities decreased $16.6 million for the nine months ended October 1, 2000 as compared to the corresponding prior-year period, due to the Company's acquisition of free-standing retail stores in the corresponding prior-year period and decreased purchases of property and equipment in the current period. Financing activities reflect borrowings under the Company's Facility. Net cash provided by financing activities for the nine months ended October 1, 2000, was $9.5 million, as compared to $29.3 million in the corresponding prior-year period. The decrease in net cash provided by financing activities was due to lesser amounts outstanding under the Company's Facility during the current period as compared with the corresponding prior-year period.

      As a matter of policy, the Company enters into forward exchange contracts with parties who are major international banks and financial institutions that have at least an "A" (or equivalent) credit rating. The Company's exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would be immaterial. Costs associated with entering into such contracts have not been material to the Company's financial results. At October 1, 2000, the Company had contracts to exchange foreign currencies in the form of forward exchange contracts in the amount of $162.0 million. The Company's measured value-at-risk from holding such derivative instruments, using a variance co-variance model with a 95 percent confidence level, assuming normal market conditions at October 1, 2000 was approximately $3.8 million.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Capital expenditures, primarily for leasehold improvements and leasehold improvements related to outlet and full-price free-standing retail stores, equipment, machinery, computers and office furniture, were approximately $3.8 million and $11.2 million for the nine months ended October 1, 2000 and October 3, 1999, respectively. As of November 11, 2000, the Company had outstanding commitments for additional capital expenditures during fiscal 2000 of approximately $3.2 million. The Company anticipates that it will incur additional capital expenditures in fiscal 2000 relating to its retail business initiatives and other matters.

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

FORWARD-LOOKING STATEMENTS

         Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words and phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "plans" or similar expressions, are intended to identify "forward-looking statements" including, without limitation, the Company's expectations regarding sales, earnings, or other future financial performance and liquidity, and general statements about future operations and operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation:
(i) the failure of certain key members of the Company's design teams or management, including Ms. Karan, to continue to be active in the business of the Company; (ii) the possibility of a termination of the Company's license with Gabrielle Studio, Inc., a bankruptcy of Gabrielle Studio, or transfer of the stock of Gabrielle Studio; (iii) the timing and expense associated with, and effects of, the strategic initiatives being implemented by the Company; (iv) risks associated with the receipt, pricing, and timing of customer orders; (v) general competitive factors and the overall financial condition of the apparel industry, the retail industry, and the general economy; (vi) timing of and costs associated with new stores openings and the Company's economic ability to continue to open new stores; (vii) risks associated with the Company's increasing royalty revenues as a percent of the Company's total revenues and net income and risks associated with a lack of operational or financial control over the Company's licensees; (viii) risks to the Company's existing wholesale businesses from the Company's licensing of related products; (ix) a change in retailer or consumer acceptance of the Company's products; (x) the variability of the Company's results in any period due to the seasonal nature of the business, the timing and level of the Company's sales, the timing of launch of new products and collections and opening of new doors, fashion trends, and the timing, terms, consummation, or success of any joint ventures, licenses, or other dispositions of product lines; (xi) consolidation and restructuring in the retail industry causing a decrease in the number of stores that sell the Company's products, or an increase in the ownership concentration within the retail industry; (xii) social, political and economic risks to the Company's foreign operations and customers, including changes in foreign investment and trade policies and regulations of the host countries and of the United States;
(xiii) changes in laws, regulations, and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (xiv) foreign currency fluctuations affecting the Company's results of operations and value of its foreign assets, the relative price at which the Company and foreign competitors sell their products in the same markets, and the Company's operating and manufacturing costs outside of the United States; (xv) shipment delays, depletion of inventory, and increased production costs resulting from disruption at any of the Company's facilities or other causes; (xvi) changes in product mix to ones which are less profitable;
(xvii) infringements of the Company's trademarks and other proprietary rights, imitations or diversions of the Company's products, or inability to obtain trademark protection outside the United States for one or more of the Company's marks; (xviii) political or economic instability resulting in the disruption of trade from the countries in which the Company's contractors, suppliers, licensees, or customers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes, and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restriction on transfer of funds; (xix) the inability of a contractor to deliver the Company's products in a timely manner thereby causing the Company to miss the delivery date requirements of its customers, which in turn could result in the cancellation of orders, refusal to accept deliveries, or a reduction in the selling price; or (xx) the

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



 violation of labor or other laws by the Company, any independent manufacturer, or any licensee. The Company undertakes no obligation to publicly update or revise any forward-looking statements made herein or elsewhere whether as a result of new information, future events or otherwise.


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             27.1 - Financial Data Schedule

         (b) Reports on Form 8-K

             There were no reports on Form 8-K filed by the Company during the three months ended October 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 DONNA KARAN INTERNATIONAL INC.
                                              (Registrant)


Date: November 15, 2000             By:   /s/ John D. Idol
                                          --------------------------------
                                          John D. Idol
                                          Chief Executive Officer



Date: November 15, 2000             By:   /s/ Joseph B. Parsons
                                          -----------------------
                                          Joseph B. Parsons
                                          Chief Financial and Operations Officer