Form 10-K
period 2000-12-31
DONNA KARAN INTERNATIONAL INC
filed 2001-04-02
CIK 1012369

                                  UNITED STATES                     DRAFT
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -----------
                           ANNUAL REPORT ON FORM 10-K
(Mark One)


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from __________ to __________

                         Commission File Number 1-11805
                                   ----------
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

      Registrant's telephone number, (including area code): (212) 789-1500

        Securities registered pursuant to Section 12(b) of the Act: None

                                                          Name of each exchange
Title of each class                                        on which registered
-------------------                                        -------------------
    Common Stock                                         New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                                   -----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

The aggregate market value of Registrant's Common Stock held by nonaffiliates as of March 28, 2001 was $101,872,962 based on 11,194,831 such shares outstanding on such date and the closing sales price for the Common Stock on such date of $9.10 as reported on the New York Stock Exchange. As of March 28, 2001, the Registrant had 22,253,254 shares of Common Stock outstanding.*

PART III incorporates information by reference from the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed with the Commission within 120 days of December 31, 2000.

---------
* Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.

Item 1. BUSINESS

Overview

      Donna Karan International Inc. is one of the world's leading international fashion design houses. The Company designs, contracts for the manufacture of, markets, retails, and distributes collections of men's and women's clothing, sportswear, accessories, and shoes under the Donna Karan New York(R), DKNY(R), DKNY Jeans(TM) and DKNY Active(TM) brand names. The Company also selectively has granted licenses for the manufacture and distribution of certain other products under its brand names, including beauty and beauty-related products, jeanswear, activewear, hosiery, intimate apparel, eyewear, and children's apparel.

      The Company's goal is to build and maintain a balanced company through the right combination of wholesale, licensing, and retail operations. The Company's major brands are:

      o Donna Karan New York(R), which addresses the lifestyle needs of the luxury goods customer.

      o DKNY(R), which addresses the spirit and energy of New York and includes a wide range of merchandise from evening to work to weekend.

      o DKNY Jeans(TM), which addresses the jeans market, primarily targeted to a younger, more casual consumer.

      The Company's principal trademarks, "Donna Karan," "Donna Karan New York," "DKNY," and variations thereof are licensed to the Company pursuant to a license agreement with Gabrielle Studio, Inc. ("Gabrielle Studio"). On January 17, 2001, Gabrielle Studio was acquired by a corporation owned by LVMH, Moet Hennessey Louis Vuitton Inc., a Delaware corporation ("LVMH") and a wholly-owned subsidiary of LVMH Moet Hennessey Louis Vuitton, S.A., a French corporation. Previously, Gabrielle Studio had been owned by Ms. Donna Karan, Chairman of the Board and Chief Designer of the Company, Mr. Stephan Weiss, Vice Chairman of the Company and Ms. Karan's husband, and certain of their affiliated trusts. See "Trademarks" below in this section for the terms on which the trademarks are licensed to the Company. Brand names italicized throughout this document reflect registered and unregistered trademarks used by and licensed to the Company.

      The Company operates in three segments: wholesale, licensing, and retail. During fiscal 2000, approximately 65.6% of the Company's net revenues were derived from sales within the United States and approximately 34.4% were derived from sales outside the United States. See Note 16 in notes to financial statements included elsewhere herein for financial information relating to the Company's business and geographic segments.

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

Recent Developments

      On December 18, 2000, the Company announced that it had received a proposal from LVMH to enter into merger negotiations (the "LVMH Merger Offer") to acquire all of the outstanding shares of common stock of the Company for a price of $8.50 per share in cash. On April 2, 2001, the Company and LVMH announced that they had entered into an Agreement and Plan of Merger, dated as of March 31, 2001 (the "Merger Agreement"), which sets forth the terms and conditions of the proposed acquisition of the Company by LVMH. Pursuant to the Merger Agreement, an indirect wholly-owned subsidiary of LVMH will be merged with and into the Company (the "Merger") and the Company will survive the Merger as an indirect subsidiary of LVMH. The Merger Agreement provides that the stockholders of the Company will receive $10.75 in cash for each share of common stock of the Company. The Merger is subject to the approval of the stockholders of the Company and the satisfaction of other customary closing conditions, including the receipt of required regulatory approvals.

Wholesale

      The Company's wholesale segment consists of womenswear, menswear, and accessories products offered principally under the Donna Karan New York, DKNY, and DKNY Jeans brands. The Company's total wholesale net revenues for fiscal 2000 were $490.7 million. Included in wholesale net revenues are sales of apparel and accessory products by the Company to department stores, specialty stores, boutiques and the Company's free-standing International Retail Stores (as defined below in "Licensing"). To increase wholesale sell-through at retail, the Company continues to improve in-store presentations through expansion and/or renovation of in-store shops ("shop-in-shop") and continues to rollout a merchandise coordinator program to enhance the retail presentation standards and train in-store selling specialists.

      The approximate suggested retail price ranges for the wholesale products sold by the Company set forth below are indicative of their approximate individual item price ranges:

                                                                                                 Dresses
                                                  Skirts and     Shirts and                    (Other than
                                   Jackets           Pants        Bodysuits       Sweaters    Evening Wear)
                                   -------           -----        ---------       --------    -------------
Womenswear:
Donna Karan New York
  Collection (black label) ..... $1,100-2,600       $495-950       $395-795       $320-800     $795-1,650
  Signature (gold label) .......      795-995        230-450        175-395        295-430        495-800
DKNY ...........................      220-495         65-295         45-225         80-295        130-395


                                     Suits       Sportscoats       Trousers
                                     -----       -----------       --------
Menswear:
Donna Karan New York
  Collection (black label) ...   $1,395-1,825     $850-1,450       $250-275
  Signature (gold label) .....        795-950        550-695        175-195
DKNY .........................             --        200-295         70-150

                                                  Small Leather
                                    Handbags          Goods          Shoes
                                    --------          -----          -----
Accessories:
Donna Karan New York .........     $425-3,500             --       $225-595
DKNY .........................         60-350         25-140        110-295
DKNY Jeans/Active ............          55-95          20-60         25-200


Womenswear

      The Company designs, sources, markets, and distributes womenswear principally under the Donna Karan New York, DKNY, and DKNY Jeans brands. The original Donna Karan New York collection for women was based upon Ms. Karan's concept of "seven easy pieces," a collection of bodysuits and tights, dresses, skirts, blouses, jackets, pants, and accessories that when layered in combinations achieved a varied, but consistent, high fashion look. In general, there are three annual seasonal presentations for each Donna Karan New York and DKNY collection: Fall, Resort, and Spring. The Spring and Fall collections typically are presented at major fashion shows or media presentations, which generate extensive press coverage in the domestic and international fashion press as well as in the general media.

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

      The Donna Karan Signature collection ("gold label") is a complete lifestyle collection designed to address the specific needs of the modern, professional woman. Based on the spirit of the Donna Karan design vision, the Donna Karan Signature collection was created to deliver a balanced mix of fashion expression, sportswear function, and classification items. While still a designer collection, the Donna Karan Signature collection is priced and marketed for wider distribution than the Donna Karan New York collection.

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

      Menswear

      The Company designs, sources, markets, and distributes menswear under the Donna Karan New York, DKNY, and DKNY Jeans brands. Generally, there are three annual seasonal presentations for the Donna Karan New York collection: Fall, Resort and Spring; and four annual seasonal presentations for the DKNY and DKNY Jeans collection: Fall, Resort, Spring, and Summer.

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

      The Donna Karan Signature collection is a lifestyle collection created specifically for the modern professional man and captures the design vision of Donna Karan through a mix of tailored clothing and dress furnishings. Targeting a broader audience and more widely distributed, this collection is priced below the Donna Karan New York collection but maintains a similar dedication to quality and design, while using lower cost fabrications and more commercial production techniques.

      DKNY collection. The DKNY menswear collection is positioned as a modern lifestyle collection. The collection includes dress and casual sportswear. For the Fall 2000 season, the Company launched DKNY underwear for men in the United States. Other products in the DKNY collection, including suitings and dress furnishings and finished pant programs, are being manufactured and sold by licensees of the Company in certain territories. The DKNY menswear collection is designed to appeal to a broader customer base than the Donna Karan New York collections for men and is more widely distributed than those collections.

      The Company relaunched the DKNY men's sportswear collection for the Spring 1999 season to offer a more competitively priced and broadly distributed product range. Additionally, the Company plans to increase the number of fixtured shop-in-shops which carry the DKNY men's collection. For the Spring 2001 season, the DKNY underwear collection was launched in Europe and the Middle East. The Company also expects to introduce a DKNY tailored clothing line in the international market for the Fall 2001 season.

      International DKNY Jeans apparel collection

      Starting with the Spring 2000 season, the Company began to expand its DKNY Jeans apparel business for men and women in the European and Middle Eastern markets. The DKNY Jeans apparel collection is positioned as a modern lifestyle collection targeted to a younger, more casual consumer in the international jeans market. These collections are sold through international department stores, specialty stores, and the Company's free-standing International Retail Stores.

      Accessories

      The Company sells accessory products primarily under the Donna Karan New York, DKNY, DKNY Active, and CITY DKNY brands. These lifestyle collections are designed to complement their respective apparel collections, as well as exist as stand-alone collections.

      Donna Karan New York collections. The Donna Karan New York collection of accessories is a limited designer collection of luxury footwear and accessories for women and luxury footwear for men. These collections are sold to the Company's free-standing International Retail Stores and to a limited number of better department and specialty stores.

      For the Fall 2000 season, the Company re-introduced the Donna Karan New York handbag collection for women. This collection is being sold to the Company's free-standing stores and International Retail Stores and to a limited number of better department and specialty stores.

      DKNY and DKNY Active collections. The DKNY accessories collection includes bags, small leather goods, and footwear for men and women, including a balance of fashion, function, and value items. The women's accessories and shoe collections are widely distributed through department and specialty stores, while the men's collections have a more limited range of distribution.

      Under the DKNY Active label, the Company offers an extensive athleisure and performance athletic footwear collection for men, women, and children. This collection is sold through department stores, independent footwear stores, and specialty athletic stores worldwide.

      CITY DKNY Collection. For the Spring 2001 season, the Company launched in the United States a woman's accessories and footwear collection under the CITY DKNY brand name to address the women's "better" accessory category. Under this brand, the retail price range of footwear is suggested to be $59 - $79 and of handbags is suggested to be $49 - $79. This new collection is designed for wide distribution through domestic department and specialty stores.

      Wholesale Customers, Sales, and Support

      The Company distributes its wholesale products through better department and specialty stores and boutiques and through the free-standing International Retail Stores operated under the Donna Karan New York, DKNY, and DKNY Jeans brand names. The Company's better department and large specialty store customers include Bloomingdale's, Macy's, Saks Fifth Avenue, Neiman Marcus, Nordstrom, and Dillards. The Company also sells products, including excess and out-of-season merchandise, through secondary distribution channels, including the Company's outlet stores.

      Certain of the Company's customers, including some under common ownership with each other, have accounted for significant portions of the Company's revenues. However, no customer accounted for more than 10% of the Company's revenue for fiscal 2000, other than Federated Department Stores (including Bloomingdale's, Macy's and affiliated stores) which accounted for 10.2% of the Company's revenues. The Company's 10 largest wholesale customers accounted for approximately 40.4% of the Company's revenues during 2000.

      Retailers carrying the Company's collections stock and display the merchandise generally in accordance with the Company's standards, which may include creating shop-in-shops, or providing special signs, display cases, and display racks, depending on the collection. The Company and its licensees are expanding the shop-in-shop program for the Company's products. Under this program, participating retailers set aside dedicated floor space to provide for a broad assortment of Company products in a combination of wall case and free-standing fixtures. The Company believes that shop-in-shops enhance brand recognition and encourage a store to carry a representative cross-section of the Company's product line for each season. The Company has focused its efforts and its licensees' efforts on increasing the number and size of shop-in-shops or renovating existing shop-in-shops, where appropriate. The size of the shop-in-shops typically range from 250 to 2,600 square feet for womenswear, 200 to 1,200 square feet for menswear, and 100 to 300 square feet for accessories. The continued expansion of the Company's shop-in-shop and fixturing program is dependent on market conditions, including continued demand for the Company's and its licensees' products.

      The Company's sales and marketing departments consist primarily of individuals located in the Company's New York headquarters. The Company utilizes regional sales representatives or agents and/or distributors, both domestically and internationally, for several of its product categories to expand its channels of distribution.

Licensing

      In late 1997, the Company began to expand its licensing activities by forming strategic alliances with companies to develop, manufacture, market, and sell products under the Donna Karan New York, DKNY, DKNY Jeans, and DKNY Active brands. In 1998, the Company entered into its first regional license whereby, in certain cases, the licensee also produces and sources products independently and together with the Company and its product licensees. The Company's licensing strategy consists of the following elements: leveraging the Company's brands by entering into licenses for related product categories, increasing awareness for the Company's brands, entering new distribution channels, increasing floor space in existing distribution channels, increasing the advertising and overall promotion of the Company's brands, and generating an increased stream of royalty revenues that provides a balance to the Company's wholesale and retail businesses. The Company's licensing revenues for fiscal 2000 were $45.2 million. See "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Results of Operations."

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

      As of March 1, 2001, the Company had license agreements with the following licensees providing for the manufacture and distribution of the categories of products listed below under the trademarks specified as of such date:

                Licensee                       Licensed Mark                             Products
                --------                       -------------                             --------
Estee Lauder Inc.                              Donna Karan New York       Men's and women's beauty and
                                               DKNY                       beauty-related products
LC Libra, LLC, a subsidiary                    DKNY Jeans                 Men's and women's jeanswear and
  of Liz Claiborne, Inc.                       DKNY Active                active lifestyle products
  (Western Hemisphere)
LC Libra, LLC, a subsidiary of Liz             CITY DKNY                  Women's careerwear and sportswear
  Claiborne, Inc.
Hanes Hosiery, a division of Sara Lee          Donna Karan New York       Women's pantyhose, legwear, and
  Corp.                                        DKNY                       socks
Wacoal America, Inc.                           Donna Karan New York       Women's intimate apparel
                                               DKNY
Oxford Industries Inc.                         DKNY                       Girls, boys, infants, and toddler apparel
  (United States & Canada)                     DKNY Kids

Peerless Delaware, Inc.                        DKNY                       Men's tailored clothing
  (United States & Canada)
Phillips-Van Heusen Corp. (North America)      DKNY                       Men's dress shirts
Mallory & Church                               DKNY                       Men's neckwear and hosiery
  (United States & Canada)
Fairbrooke Fashion Corp.                       Donna Karan Signature      Women's coats
                                               DKNY
Mantero Seta, SPA (Europe)                     Donna Karan Signature      Men's ties
                                               DKNY                       Women's scarves and men's ties
Cipriani Accessories Inc. & The Max            DKNY                       Women's and men's belts
  Leather Group, Inc.                          DKNY Jeans                 Men's small leather goods

CSB Home Fashions, Inc.                        Donna Karan New York       Bed and bath products
                                               DKNY
CWF Children Worldwide Fashion S.A.            DKNY                       Girls, boys, infants, and
  (Europe & Middle East)                       DKNY Jeans                 toddler apparel
                                               DKNY Active

Fossil, Inc.                                   Donna Karan New York       Men's, women's, and children's
                                               DKNY                       watches
                                               DKNY Active
                                               DKNY Jeans

Haggar Clothing Co.                            DKNY                       Men's finished-bottom pants and
                                                                          shorts
Marchon Eyewear                                Donna Karan New York       Men's and women's sun and
                                               Donna Karan Signature      ophthalmic eyewear and eyewear
                                               DKNY                       accessories
                                               DKNY Active
Swank, Inc.                                    DKNY                       Women's fashion jewelry
Swimwear Anywhere, Inc.                        DKNY                       Women's swimwear and
                                                                          swimwear-related apparel
Echo Lake Industries, Ltd.                     Donna Karan New York       Men's hosiery
Cavalco Confezioni S.A. (Europe)               Donna Karan Signature      Men's dress shirts
                                               DKNY
Butterick Company, Inc. (Vogue Patterns)       Donna Karan New York       Paper patterns and knitting patterns
                                               DKNY

      The Company has entered into strategic licensing alliances for its beauty and beauty-related products, jeans and activewear lines, and a new better career sportswear line, which are described below.

      Beauty and Beauty-related Products. In November 1997, the Company granted to Estee Lauder Inc. ("ELI") the exclusive, long-term, worldwide license rights to the Donna Karan New York and DKNY trademarks for the manufacture, marketing, distribution, and sale of beauty and beauty-related products, including fragrances, cosmetics, skincare products, and beauty-related accessories. In 2000, the DKNY women's fragrance was launched both domestically and internationally and the men's DKNY fragrance launched domestically. The men's DKNY fragrance will be launched internationally in 2001.

      DKNY Jeans, DKNY Active, and CITY DKNY Products. In December 1997, the Company and a subsidiary of Liz Claiborne Inc. ("LCI") entered into a strategic licensing alliance for new lines of men's and women's jeanswear and active clothing. LCI was granted the exclusive, long-term license rights to the DKNY Jeans and DKNY Active trademarks for apparel products and the exclusive rights to market, distribute, and sell the DKNY Jeans and DKNY Active apparel collections in the Western Hemisphere. The DKNY Jeans lines launched for the Spring 1998 season, the DKNY Active lines launched for the Spring 1999 season, and the DKNY Jeans juniors line launched for the Spring 2000 season. This licensing alliance marked the Company's expansion from the designer and bridge markets into the women's better casual sportswear market.

      The Company and LCI expanded their relationship in December 1999 by completing a strategic licensing alliance for a new line of women's career and casual sportswear targeted for the better market segment. LCI has been granted the exclusive rights to market, distribute, and sell such new collection in the United States and Canada. This line has launched for the Spring 2001 season under the new label CITY DKNY and includes item-oriented pieces such as jackets, dresses, shirts, sweaters, skirts, and pants. This line is positioned as a modern, accessibly-priced collection in the urban style of the Company's DKNY brand.

      Regional Licenses

      Starting in fiscal 1998 and continuing into 2000, the Company entered into regional licenses for a given geographic area. Depending upon the territory, regional licensees may be granted the right to import, manufacture, and/or distribute, and, in limited instances, license specified products under one or more brand names in the specified geographic region. These regional licenses also generally are granted retail development rights in the region. The economic arrangements of these regional licenses generally are similar to those of the Company's product licenses. The Company seeks to preserve the integrity of its brands by monitoring and approving the design and quality of the products sold in the region. The license agreements provide that the regional licensees also will collaborate with the Company's product licensees in order to offer a broad range of the Company's products of consistent style and quality.

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

      In February 2000, the Company entered into a new strategic licensing alliance with HPL-21 Holdings PTE Ltd. ("HPL-21"), an affiliate of Hotel Properties Ltd. and a corporation owned by the Ong family, which also has a substantial interest in Hotel Properties Ltd. Under this agreement, HPL-21 was granted exclusive retail rights for the Donna Karan New York, DKNY, DKNY Jeans, and DKNY Active apparel products in eight countries in the Far East, together with certain product distribution rights in these countries. This new agreement replaced the Company's retail development agreement with HPL-21 and its existing boutique arrangements with a related company owned by the Ong family, and converted the majority of the Company's wholesale business with such entities into a regional royalty-based licensing business. As of December 31, 2000, there were 18 full-price free-standing boutiques operating in this region under this agreement.

      As of December 31, 2000, the Company also had entered into regional licenses for Australia and New Zealand, South Korea, and Mexico.

Retailing

      The Company is pursuing a strategy to expand its channels of distribution by opening full-price, free-standing retail stores in the United States (and to a lesser extent in foreign countries), while continuing to license to others the right to open free-standing stores internationally.

      In fiscal 2000, the Company's net revenues from its retail operations were $126.8 million, which represented the Company's outlet store and full-price retail operations. With respect to free-standing International Retail Stores, products manufactured by the Company and sold to the free-standing International Retail Stores are included in the Company's wholesale net revenues and royalties derived from sales by the Company's licensees of their licensed products to the free-standing International Retail Stores are included in the Company's licensing revenues.

      Company-Owned Full-Price Stores

      The Company plans to open full-price, free-standing retail stores in upscale regional malls and major street locations generally in the largest urban markets in the United States and in limited international locations. In 2000 the Company opened DKNY full-price, free-standing stores in Ala Moana, Hawaii; Northbrooke, Illinois; Dallas, Texas; and South Coast, California. As of December 31, 2000, the Company operated 17 full-price, free-standing retail stores, two of which are operated under the Donna Karan New York name and 15 of which are operated under the DKNY name. Of these 17 stores, 14 are located in the United States and three are located in the United Kingdom.

      Company-Owned Outlet Stores

      As of December 31, 2000, the Company operated 52 outlet stores in the United States and three outlet stores in the United Kingdom. During 2000, the Company continued a remerchandising program through which certain core products are produced specifically for the outlet stores. This program is designed to enable the Company to better balance the merchandise flow in the outlet stores in an effort to maintain consistent sales results and improve operating margins.

      On an ongoing basis, the Company will continue to evaluate the profitability of the Company-owned stores, and from time to time close certain non-performing locations.

      Licensed Full-Price and Outlet Stores

      International. The Company has entered into license arrangements and strategic alliances for the opening by third parties of full-price, free-standing retail stores in a number of international markets under the Donna Karan New York, DKNY, Donna Karan, and DKNY Jeans marks (the "International Retail Stores"). The free-standing International Retail Stores operated under these names generally carry the corresponding product lines exclusively. There are provisions in certain of the agreements for these International Retail Stores granting certain product and/or boutique exclusivity within a specified geographical area. These licenses are granted on a royalty-free basis but require certain minimum purchases of the Company's products. Additionally, in connection with its regional licenses, the Company also has granted such licensees the right to open and operate full-price, free-standing retail stores and, in some cases, outlet stores in their respective territory. As of December 31, 2000, there were 90 free-standing International Retail Stores owned by third parties unaffiliated with the Company (including stores operated by regional licensees).

      Domestic. The Company has granted to LCI the non-exclusive right to open retail stores and the exclusive right to open outlet stores under the DKNY Jeans mark in the Western Hemisphere during the term of the Company's product license with LCI. As of December 31, 2000, 17 outlet stores under the DKNY Jeans mark were open.

      In October 1998, the Company granted an affiliate of Ms. Donna Karan, the Chairman and Chief Designer of the Company, the right to open and operate a Donna Karan New York flagship full-price, free-standing retail store on Madison Avenue in New York City, which is anticipated to open in 2001. In connection with the purchase of Gabrielle Studio in January 2001, LVMH agreed to assume the rights and obligations of Ms. Karan's affiliate with respect to the Donna Karan New York flagship store. See Note 10 in the notes to financial statements included elsewhere herein.

Design

      The Company was founded upon the marketing and design talents of Ms. Donna Karan. The Company believes that its future success will depend in substantial part on its ability to continue to originate and define fashion trends, as well as to anticipate and react to changing consumer demands in a timely manner. Ms. Karan, who has been designing high fashion apparel for over 25 years, ultimately is responsible for the Company's creative inspiration, marketing, and overall fashion direction. In addition to Ms. Karan, as of December 31, 2000, the Company employed a design staff of approximately 80 people, some of whom have assumed substantial design responsibilities under Ms. Karan's supervision.

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

Sourcing, Product Development, and Quality Control

      The Company sources products through its established relationships with leading, independent third-party contractors. The Company works with fabric mills in the United States, Europe, and the Far East to develop woven and knitted fabrics that enhance the comfort, design, and look of its products. The Company employs fabric specialists in the United States and Hong Kong who perform this function.

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

      The Company does not own any production facilities and engages both domestic and foreign independent, third-party contractors for the production of its products. Total contractors used by the Company during the year for apparel products, including the production of samples, were approximately 330 worldwide. During 2000, approximately 66% of direct purchases of raw materials, labor, and finished goods were produced in Hong Kong, Taiwan, South Korea, and other Asian countries; approximately 8% were produced in the United States and its territories; approximately 20% were produced in Europe; and approximately 6% were produced in other locations. None of the contractors engaged by the Company accounted for more than 10% of the Company's total production during 2000. The Company has had long-term relationships with many of its contractors. The production and sourcing staff in New York oversees all aspects of fabric acquisition, apparel manufacturing, quality control, and production, as well as researching and developing new sources of supply. The Company operates product sourcing and quality control offices in Hong Kong. Finished goods production, quality control, and delivery for products sourced through South Korea are monitored through an exclusive buying agent in the territory. Additionally, fabric and finished goods production, quality control, and delivery for materials and products sourced through Italy are monitored through exclusive agents in Italy. The Company also retains independent buying agents in certain other territories to assist the Company in selecting and overseeing independent third-party manufacturers, sourcing fabric and other products and materials, monitoring quota and other trade regulations, as well as performing some quality control functions.

      The Company uses a variety of raw materials, principally consisting of woven and knitted fabrics and yarns. During 2000, approximately 12% of the Company's raw materials were purchased by the Company directly from suppliers and sent to contractors to be cut and sewn or assembled. Contractors purchased the rest of the raw materials used in the Company's products from mills or yarn suppliers designated by the Company. In certain cases, the Company must commit to purchase fabric from a mill before it will begin production. If the Company overestimates the demand for a particular fabric or yarn, it sometimes can utilize the excess in garments made for subsequent seasons or made into past seasons' silhouettes for distribution through secondary distribution channels.

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

Backlog

      The Company generally receives wholesale orders for its products approximately three to five months prior to the time the products are delivered to stores. All such orders are subject to cancellation for late delivery. At March 14, 2001, backlog was $225.4 million, as compared to $252.7 million at March 14, 2000. The Company's backlog depends upon a number of factors, including the timing of the market weeks for its collections, during which a significant percentage of the Company's orders is received, the timing of shipments, and the planned reorder business for which orders are not received in advance. As a consequence, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual shipments.

Trademarks

      The principal trademarks used by the Company to distinguish its brands are Donna Karan New York, DKNY, DKNY Jeans, and DKNY Active. Under these brands, the Company uses many variations of these trademarks. Upon consummation of the Company's initial public offering, Gabrielle Studio granted to the Company an exclusive worldwide license (the "Gabrielle License") in perpetuity to use and sublicense the right to use the licensed marks including the principal trademarks of the Company, and to use and sublicense the right to use the name and likeness of Ms. Karan, in connection with the sale of all products and store services, other than certain products and specified services for which Gabrielle Studio retained the right to use or license such trademarks. At the time of the consummation of the Company's initial public offering, Gabrielle Studio licensed the right to use such trademarks in connection with such specified retained products and services to Ms. Karan (the "Reserved Rights License"). The Gabrielle License provides, however, that at such time as Ms. Karan is no longer the Chairman of the Board of Directors and Chief Designer of the Company, the licensed marks may only be used by the Company in the market segments in which such licensed marks previously were used.

      On January 17, 2001, Gabrielle Studio was acquired by a corporation owned by LVMH. Previously, Gabrielle Studio had been owned by Ms. Donna Karan, Chairman of the Board and Chief Designer of the Company, Mr. Stephan Weiss, Vice Chairman of the Company and Ms. Karan's husband, and certain of their affiliated trusts. In connection with the purchase of Gabrielle Studio by LVMH, the Reserved Rights License agreement was canceled and replaced with a new license between Gabrielle Studio and GD II, LLC, a limited liability company controlled by Ms. Karan.

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

      Gabrielle Studio has agreed that Gabrielle Studio will not engage in any activities other than those related to the Gabrielle License and its license agreement with Ms. Karan's affiliates. However, there is no restriction on the transferability of shares of Gabrielle Studio. See Note 10 in the notes to financial statements included elsewhere herein and "Certain Relationships and Related Transactions License Agreement for Principal Trademarks" included elsewhere herein or in the 2001 Proxy Statement for a more complete description of the terms of this license and the royalties payable thereunder.

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

Employees

      As of December 31, 2000, the Company had approximately 2,060 employees, including 1,720 in the United States and 340 in foreign countries. Approximately 1,125 employees are engaged in the Company's wholesale, licensing, and corporate operations and 915 employees in the Company's retail operations (most of whom are part-time employees). Approximately 225 of the Company's United States employees are members of three local affiliates of the Union of Needletrades, Industrial & Textile Employees, which operates under collective bargaining agreements. These collective bargaining agreements expire in May 2001. While the Company believes it will be able to renew these agreements on similar terms and conditions, there can be no assurance new agreements will be reached and that failure to reach new collective bargaining agreements may have a material effect on the Company. The Company considers its relations with its employees to be satisfactory.

Government Regulations

      The Company and its products are subject to regulation by the Federal Trade Commission in the United States. Such regulations relate principally to the labeling of the Company's products. The Company believes that it is in substantial compliance with such regulations, as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. There are no significant capital expenditures for environmental control matters either estimated in the current year or expected in the near future. The Company's licensed products and licensees are also subject to additional legislation. The Company's license agreements require that its licensees operate in compliance with all applicable laws and regulations.

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

Forward-Looking Statements and Business Considerations

      Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words and phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "plans," or similar expressions, are intended to identify "forward-looking statements" and include, without limitation, the Company's expectations regarding sales, earnings, or other future financial performance and liquidity, and general statements about future operations and operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation: (i) the failure of certain key members of the Company's design teams or management, including Ms. Karan, to continue to be active in the business of the Company; (ii) the failure to consummate the Merger, the possibility of a termination of the Company's license with Gabrielle Studio, a bankruptcy of Gabrielle Studio, transfer of the stock of Gabrielle Studio, or a change in the relationship under the Gabrielle License following the consummation of LVMH's purchase of Gabrielle Studio; (iii) the timing and expense associated with, and effects of, strategic initiatives being implemented by the Company and risks associated with the timing, expense and/or changes in the Company's strategic plan associated with a proposed merger; (iv) risks associated with the receipt, pricing, and timing of customer orders; (v) general competitive factors and risks associated with a downturn in the overall financial condition of the apparel industry, the retail industry, and the general economy; (vi) timing of and costs associated with new Company-owned store openings and the Company's economic ability to continue to open new stores; (vii) risks associated with the Company's increasing royalty revenues as a percent of the Company's total revenues and net income and risks associated with a lack of operational or financial control over the Company's licensees; (viii) risks to the Company's existing wholesale businesses from the Company's licensing of related products; (ix) a change in retailer or consumer acceptance of the Company's products; (x) the variability of the Company's results in any period due to the seasonal nature of the business, the timing and level of the Company's sales, the timing of launch of new products and collections and opening of new doors, fashion trends, and the timing, terms, consummation, or success of any joint ventures, licenses, or other dispositions of product lines; (xi) consolidation and restructuring in the retail industry causing a decrease in the number of stores that sell the Company's products, or an increase in the ownership concentration within the retail industry; (xii) social, political and economic risks to the Company's foreign operations and customers, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (xiii) changes in laws, regulations, and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad;
(xiv) foreign currency fluctuations affecting the Company's results of operations and value of its foreign assets, the relative price at which the Company and foreign competitors sell their products in the same markets, and the Company's operating and manufacturing costs outside of the United States;
(xv) shipment delays, depletion of inventory, and increased production costs resulting from disruption at any of the Company's facilities or other causes;
(xvi) changes in product mix to ones which are less profitable; (xvii) infringements of the Company's trademarks and other proprietary rights, imitations or diversions of the Company's products, or inability to obtain trademark protection outside the United States for one or more of the Company's marks; (xviii) political or economic instability resulting in the disruption of trade from the countries in which the Company's contractors, suppliers, licensees, or customers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes, and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restriction on transfer of funds; (xix) the inability of a contractor to deliver the Company's products in a timely manner thereby causing the Company to miss the delivery date requirements of its customers, which in turn could result in the cancellation of orders, refusal to accept deliveries, or a reduction in the selling price; or (xx) the violation of labor or other laws by the Company, any independent manufacturer, or any licensee. The Company undertakes no obligation to publicly update or revise any forward-looking statements made herein or elsewhere whether as a result of new information, future events, or otherwise.

Item 2. PROPERTIES

      Certain information concerning the Company's principal facilities, all of which are leased, is set forth below:

      Location                                             Use                                 Approximate Area
      --------                                             ---                                  in Square Feet
                                                                                                --------------
550 Seventh Avenue ......... Principal executive and administrative offices; design facilities,      70,000
New York, New York           sales offices, and showrooms

West 40th Street ........... DKNY's executive and administrative offices, including its             140,000*
New York, New York           design facilities, sales offices, production offices, and
                             showrooms

Carlstadt, New Jersey ...... Distribution and warehouse facility; administrative offices            356,000

Kowloon, Hong Kong ......... Distribution and warehouse facility; production control,
                             sourcing, and quality control                                           45,700

----------
* Excludes approximately 62,800 square feet of space occupied by certain of the Company's licensees under occupancy agreements with the Company.

      The leases for the above facilities expire between 2001 and 2012. The Company anticipates that it will be able to extend those leases which expire in the near future on terms satisfactory to the Company or, if necessary, locate substitute facilities on acceptable terms.

      As of December 31, 2000, the Company operated 17 full-price retail stores and 55 retail outlet stores in leased premises, with an aggregate approximate square footage of 360,000. The leases for these stores expire between 2001 and 2021. The Company expects to renew, for the applicable option renewal period, or extend certain of those leases that expire in 2001.

      The Company believes that its existing facilities are well maintained and in good operating condition and are adequate for their intended use and the Company's present level of operations.

Item 3. LEGAL PROCEEDINGS

      In December 2000, several putative class actions were filed in state court in Delaware and New York in connection with the LVMH Merger Offer. The actions filed in Delaware Chancery Court (New Castle County) are captioned: Harbor Finance Partners v. Donna Karan, et al., C.A. No. 18559-NC; Donna Houghton v. Donna Karan, et al., C.A. 18566-NC; Daniel Oringer v. Donna Karan, et al., C.A. No. 18567-NC; Phil Dorfman v. Donna Karan, et al., C.A. No. 18568-NC; E. Janet Allred v. Donna Karan, et al., C.A. No. 18569-NC; and Frederick V. Mauer v. Donna Karan, et al., C.A. No. 18574-NC. The actions filed in New York Supreme Court are captioned: Alice Berman v. Donna Karan International Inc., et al., Index No. 125465/00; Harbor Finance Partners v. Donna Karan, et al., Index No. 605638/00; and Rolling Investor Group, Inc. v. Donna Karan International Inc., et al., Index No. 600032/01 (the actions filed in New York and Delaware are collectively referred to as the "LVMH Actions"). All of the complaints name the Company, Donna Karan, Stephan Weiss, and John Idol as defendants. Two of the complaints also name the Company's outside Board members as defendants and three of the complaints also name LVMH as defendants.

      The LVMH Actions allege, inter alia, that the price offered by LVMH to purchase the Company's common stock is inadequate, the defendants breached their fiduciary duties in connection with the LVMH Merger Offer, and that Donna Karan and Stephan Weiss furthered their own interests at the expense of the Company's interests, in allegedly negotiating with LVMH concerning the proposed sale of the Company to LVMH.

      Following the commencement of the LVMH Actions, counsel for the Company and the other defendants entered into (i) a stipulation with counsel for plaintiffs in the actions filed in New York staying such actions and providing that the outcome of those actions will be governed by the outcome of the actions filed in Delaware; and (ii) a stipulation with counsel for plaintiffs in the actions filed in Delaware providing that such actions will be consolidated and that defendants need not respond to the individual complaints pending the filing of a consolidated amended complaint. No consolidated amended complaint has been filed and discovery has not commenced.

      The Company is also involved from time to time in routine legal matters and litigation incidental to its business. While the outcome of these matters, as well as the LVMH Actions, could have a material adverse effect on the Company's results of operations and cash flows in the period in which such outcome is determined, in the Company's opinion, the results of these matters are not expected to have a material effect on the Company's financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The names of the executive officers of the Company and their ages and positions with the Company are as follows:


Name               Age                             Position
----               ---                             --------

Donna Karan         52   Chairman of the Board and Chief Designer
Stephan Weiss       62   Vice Chairman and Director
John D. Idol        42   Chief Executive Officer and Director
Joseph B. Parsons   47   Chief Financial and Operations Officer and Treasurer
Lee Goldenberg      50   Corporate Executive Vice President - Worldwide
                         Operations
Lynn E. Usdan       41   Corporate Senior Vice President, General Counsel, and
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

      Joseph B. Parsons has served as Chief Financial and Operations Officer since October 2000 and as Treasurer of the Company since June 1996. Mr. Parsons served as Corporate Executive Vice President and Chief Financial Officer of the Company from February 1996 until October 2000, and as Chief Administrative Officer from January 1999 until October 2000. From January 1993 to February 1996, Mr. Parsons held increasingly responsible financial positions with the Company, most recently as Vice President-Finance.

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

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

      The Company's Common Stock trades on the New York Stock Exchange under the symbol "DK." The following table reflects the high and low closing sales prices of the Company's Common Stock, as reported by the New York Stock Exchange, for each quarter of fiscal 2000 and 1999. Fiscal 2000 Fiscal 1999

                           Fiscal 2000                Fiscal 1999
                           -----------                -----------
Quarter                  High        Low             High       Low
-------                  ----        ---             ----       ---

First ................  $9.00       $6.87          $ 8.88      $ 5.56
Second ...............  $7.87       $6.12          $11.00      $ 7.13
Third ................  $6.75       $5.75          $ 9.69      $ 7.19
Fourth ...............  $9.00       $4.50          $ 9.19      $ 6.13

      As of March 28, 2001, the number of holders of record of the Company's Common Stock was approximately 1,200. As of March 28, 2001, there were two record owners of each of the Company's Class A Common Stock and Class B Common Stock.

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

                                                                                   Fiscal Year Ended
                                                     ----------------------------------------------------------------------------
                                                     December 31,     January 2,      January 3,     December 28,    December 29,
                                                         2000            2000            1999            1997             1996
                                                     ------------    ------------    ------------    ------------    ------------
                                                                    (Dollars in thousands, except per share data)
Statement of Income Data:
Net revenues (1) .................................   $    662,695    $    661,837    $    622,646    $    638,725    $    612,840
Gross profit (1) (2) (3) .........................        217,915         211,151         154,087         121,407         200,776
Selling, general, and administrative
 expenses (2) (3) (4) (5) ........................        193,170         193,827         152,089         204,088         187,474
Restructuring charges (credits), net (2) (3) .....           (200)          2,645            (267)          8,635              --
                                                     ------------    ------------    ------------    ------------    ------------
Operating income (loss) ..........................        (24,945)         14,679           2,265         (91,316)         13,302
Equity in (loss) earnings of affiliate (6) .......             --              --             (65)          1,435           3,089
Interest expense, net ............................         (2,595)         (4,090)         (2,050)         (2,515)         (8,534)
Gain on sale of interests in affiliate (6) .......             --              --              88              --              --
                                                     ------------    ------------    ------------    ------------    ------------
Income (loss) before provision for
  income taxes ...................................         22,350          10,589             238         (92,396)          7,857
Provision (benefit) for income taxes (7) .........          3,163             553             110         (11,034)        (17,179)
                                                     ------------    ------------    ------------    ------------    ------------
Net income (loss) ................................   $     19,187    $     10,036    $        128    ($    81,362)   $     25,036
                                                     ============    ============    ============    ============    ============
Net income (loss) per common shares (8):
  Basic ..........................................   $       0.89    $       0.46    $       0.01    $      (3.78)   $       0.02
  Diluted ........................................   $       0.87    $       0.46    $       0.01    $      (3.78)   $       0.02
Weighted average common shares outstanding (8):
  Basic ..........................................     21,604,767      21,599,500      21,598,264      21,512,050      18,742,533
  Diluted ........................................     22,055,974      21,702,700      21,631,664      21,512,050      18,742,533

Balance Sheet Data:
  Working capital ................................   $    110,993    $     98,857    $     91,668    $     79,989    $    146,805
  Total assets ...................................        324,214         304,291         278,729         287,488         311,695
  Total long-term debt, including
    Current portion ..............................          8,209           8,209              --              36             318
Stockholders' equity .............................        152,860         132,769         122,104         122,464         203,791

------------------------------------

      (1) Included in the financial statements for the fiscal year ended January 2, 2000 is a one-time recognition of deferred revenue amounting to $5.0 million, relating to the ELI beauty license consummated in fiscal 1997.

      (2) Included in the financial statements for the fiscal year ended December 31, 2000 are credits of $1.6 million related to previously recorded restructuring charges that were determined to be no longer necessary. This amount is included as follows: $0.8 million as cost of sales; $0.6 million as selling, general and administrative expenses; and $0.2 million as restructuring credits. Included in the financial statements for the fiscal year ended January 2, 2000 are restructuring and other non-recurring charges of $11.0 million as follows: $0.8 million as cost of sales; $6.1 million as selling, general and administrative expenses; and $4.1 million as restructuring charges. The restructuring charges are recorded net of $1.4 million of prior year's restructuring charges that were determined to be no longer necessary.

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

      (4) Included in the financial statements for the fiscal year ended December 31, 2000 were $2.4 million in expenses related to the LVMH Merger Offer, which have been classified as selling, general and administrative expenses.

      (5) Included in selling, general and administrative expenses for the fiscal year ended December 29, 1996 are one-time charges for bonuses relating to the Company's initial public offering (the "Offering") of $5.3 million, the award of 105,100 shares of common stock to certain employees pursuant to the Company's 1996 Stock Incentive Plan which amounted to $2.5 million, and $3.2 million related to the purchase of all sales and marketing plans, patterns, samples, fabrics and other materials developed by a former licensee in connection with the termination of a license agreement.

      (6) On March 31, 1995, the Company sold 70% of its interest in the operations of Donna Karan Japan to a nonaffiliated party. Subsequent to the sale, the Company accounted for its remaining 30% interest in the operations of Donna Karan Japan using the equity method of accounting. Equity in earnings (loss) of affiliate amounted to ($0.1) million, $1.4 million and $3.1 million for the quarter ended March 30, 1998 and fiscal 1997 and 1996, respectively. An agreement with Donna Karan Japan provides for a management fee payable to the Company based upon net sales of Donna Karan Japan, which amount is included as an offset against selling, general and administrative expenses. In March 1998, the Company and the nonaffiliated party sold all of their outstanding shares in Donna Karan Japan to a Japanese public company. See Note 6 in the notes to financial statements elsewhere herein.

      (7) The provision for income taxes for the fiscal years ended December 31, 2000 and January 2, 2000 are net of $6.0 million and $4.0 million reductions, respectively, in a previously recorded valuation allowance due to the recognition of certain deferred tax assets. The benefit for income taxes for the fiscal year ended December 28, 1997 is net of a $24.0 million valuation allowance which was recorded due to the inherent uncertainties in estimating future taxable income (see Note 14 in the notes to financial statements elsewhere herein). The provision for income taxes for the fiscal year ended December 29, 1996 includes a $19.0 million tax benefit which was recorded by the Company concurrent with becoming subject to Federal and additional state income taxes.

      (8) Options outstanding during 1997 were not included in the calculation of earnings per share because the effect would be antidilutive. Net income per common share data for 1996 are presented on a pro forma basis. Pro forma net income per common share for the year ended December 29, 1996 is based upon the following shares outstanding for the period from January 1, 1996 to the date of the Company's initial public offering in July 1998 (a) 10,612,934 shares of common stock outstanding during the period, (b) the number of shares of common stock (5,298,988) sold by the Company, at an offering price of $24.00 ($21.96 net of expenses) per share, the proceeds of which would be necessary to pay approximately $116.0 million of distribution notes previously issued (including accrued interest thereon), representing cumulative undistributed taxable income on which taxes previously had been paid, and (c) 105,100 shares of Common Stock which the Company awarded to certain employees pursuant to the Company's 1996 Stock Incentive Plan. For the period subsequent to the Offering, there were 21,468,034 shares outstanding. The net income used in the calculation of pro forma per common share information excludes the reduction of interest costs of $3.5 million and the reduction in amortization of deferred financing costs of $0.8 million and the related tax effect of $1.8 million. Basic and diluted pro forma net income per common share are the same since there was no dilutive effect of options in 1996.

     Pro forma net income is as follows (in thousands):
                                                                    Year Ended
                                                                   December 29,
                                                                           1996
                                                                   ------------
     Pro forma-unaudited
     Historical income before income taxes ...................     $      7,857
     Pro forma adjustments other than income taxes ...........            1,436
                                                                   ------------
     Pro forma income before income taxes ....................            6,421
     Pro forma provision for income taxes ....................            3,537
                                                                   ------------
     Pro forma net income ....................................     $      2,884
                                                                   ============

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The Company's business is comprised of wholesale, licensing and retail activities. The following table is a comparative summary of the Company's results of operations for the fiscal years ended December 31, 2000 ("fiscal 2000"), January 2, 2000 ("fiscal 1999"), and January 3, 1999 ("fiscal 1998")
(adjusted for transaction costs related to the LVMH Merger Offer, restructuring and non-recurring charges, recognition of a one-time credit related to ELI, sales of merchandise to LCI, and a valuation allowance resulting in a credit to the provision for income taxes) and reflects the basis of presentation described in Note 1 in the notes to financial statements included elsewhere herein. The Company utilizes a 52- or 53-week fiscal year ending on the Sunday nearest December 31. Fiscal 2000 and fiscal 1999 results include 52 weeks as compared to 53 weeks in fiscal 1998.

                                              ------------------------------------------------------------------------
                                                                 Adjusted Statements of Operations
                                              ------------------------------------------------------------------------
                                                   Fiscal 2000              Fiscal 1999                Fiscal 1998
                                              ---------------------    ---------------------     ---------------------
Net revenues                                  $  662.7        100.0%   $  661.8        100.0%    $  622.6        100.0%
Sales of merchandise to LCI                         --           --          --           --        (26.8)          --
One-time credit                                     --           --        (5.0)          --           --           --
                                              --------     --------    --------     --------     --------     --------
Net revenues, as adjusted (a) (b)                662.7        100.0%      656.8        100.0%       595.8        100.0%
                                              --------     --------    --------     --------     --------     --------
Gross profit                                     217.9         32.9%      211.1         31.9%       154.1         24.7%
One-time credit                                     --           --        (5.0)          --           --           --
Restructuring and non-recurring charges
   (credits)                                      (0.8)          --         0.8           --           --           --
                                              --------     --------    --------     --------     --------     --------
Gross profit, as adjusted (a) (c)                217.1         32.8%      206.9         31.5%       154.1         25.9%
                                              --------     --------    --------     --------     --------     --------

Selling, general and administrative
   expenses                                      193.2         29.2%      193.8         29.3%       152.1         24.4%
Restructuring and non-recurring (charges)
   credits                                         0.6           --        (6.1)          --           --           --
Transaction costs for proposed merger             (2.4)          --          --           --           --           --
                                              --------     --------    --------     --------     --------     --------
Selling, general and administrative
   expenses, as adjusted (a) (c) (d)             191.4         28.9%      187.7         28.6%       152.1         25.5%
                                              --------     --------    --------     --------     --------     --------
Operating income                                  24.9          3.8%       14.7          2.2%         2.3          0.4%
One-time credit                                     --           --        (5.0)          --           --           --
Restructuring and non-recurring charges
   (credits)                                      (1.6)          --         9.6           --           --           --
Transaction costs for proposed merger              2.4           --          --           --           --           --
                                              --------     --------    --------     --------     --------     --------
Operating income, as adjusted (a)(b)(c)(d)        25.7          3.9%       19.3          2.9%         2.3          0.4%
                                              --------     --------    --------     --------     --------     --------
Net income                                        19.2          2.9%       10.0          1.5%         0.1           --
One-time credit                                     --           --        (2.9)          --           --           --
Restructuring and non-recurring charges
   (credits)                                      (0.9)          --         5.5           --           --           --
Transaction costs for proposed merger              1.4                       --           --           --           --
Valuation allowance                               (6.0)          --        (4.0)          --           --           --
                                              --------     --------    --------     --------     --------     --------
Net income, as adjusted (a) (b) (c) (d) (e)   $   13.7          2.1%   $    8.6          1.3%    $    0.1           --
                                              ========     ========    ========     ========     ========     ========

      (a) In fiscal 1999, excluded $5.0 million one-time credit recorded in net revenues, related to the ELI beauty license; $11.0 million restructure and other nonrecurring charges recorded as $0.8 million in cost of sales, $6.1 million in selling, general and administrative expenses, and $4.1 million in restructuring charges, recorded net of $1.4 million of prior year's restructuring charges that were determined to be no longer necessary.

      (b) In fiscal 1998, excluded certain sales of merchandise to LCI relating to the DKNY Jeans license.

      (c) In fiscal 2000, excluded credits related to previous restructuring charges that were determined to be no longer necessary, recorded as follows: $0.8 million as cost of sales; $0.6 million as selling, general and administrative expenses; and $0.2 million as restructuring credits.

      (d) In fiscal 2000, excluded $2.4 million in transaction costs related to the LVMH Merger Offer.

      (e) In fiscal 2000 and fiscal 1999, excluded $6.0 million and $4.0 million credits, respectively, recorded in provision (benefit) for income taxes, attributable to the reduction in a previously recorded valuation allowance due to the realization of certain deferred tax assets.

Significant Transactions

      In December 2000, the Company announced that it had received a proposal from LVMH to enter into merger negotiations to acquire all of the outstanding stock of the Company for a purchase price of $8.50 per share in cash. On April 2, 2001, the Company and LVMH announced that they had entered into a Merger Agreement, which sets forth the terms and conditions of the proposed acquisition of the Company by LVMH. Pursuant to the Merger Agreement, an indirect wholly-owned subsidiary of LVMH will be merged with and into the Company and the Company will survive the Merger as an indirect subsidiary of LVMH. The Merger is subject to the approval of the stockholders of the Company and the satisfaction of other customary closing conditions, including the receipt of required regulatory approvals. During fiscal 2000, the Company incurred $2.4 million in expenses related to the LVMH Merger Offer, which have been classified as selling, general and administrative expenses (see
Note 13 in the notes to financial statements contained elsewhere herein).

      In December 1999, the Company consummated the grant to LCI of the exclusive rights to design, produce, market and sell a new line of women's career and casual sportswear in the United States and Canada, which line launched for the Spring 2001 season under the CITY DKNY label. Under the agreement, LCI is obligated to pay the Company a royalty equal to a percentage of net sales of such licensed product. Upon consummation of the transaction, the Company received $6.4 million. See Note 7 in the notes to financial statements contained elsewhere herein.

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

      In January 1998, the Company granted LCI the exclusive, long-term rights to the DKNY Jeans and DKNY Active trademarks for apparel products and to source, market, distribute, and sell both collections in the Western Hemisphere. In connection therewith and with the sale to LCI of certain usable inventory and other assets relating to the existing business, the Company received $30.0 million in fiscal 1997 and receives additional royalties from LCI based on sales of such jeanswear and related apparel and activewear products (see Note 7 in the notes to financial statements contained elsewhere herein). In connection with the transaction with LCI, in fiscal 1997 the Company recorded a loss of $12.5 million, which represented the writedown of inventory to net realizable value, as well as other costs necessary to exit its existing jeans business.

      The Company sells its products in Japan through Donna Karan Japan, a Japanese corporation. In March 1998, the Company and a nonaffiliated party sold all of their outstanding shares in Donna Karan Japan to a Japanese public company. At the same time, Donna Karan Japan was granted a 16-year exclusive license to import, manufacture, license, and/or distribute Donna Karan New York and DKNY products in Japan, with certain exceptions. In addition, Donna Karan Japan was granted the exclusive right to develop and operate a total of 12 Donna Karan New York and DKNY retail boutiques in Japan over the term of the agreement. Upon consummation of this transaction, the Company received $15.9 million. The Company receives a royalty on net sales of licensed products and a servicing fee on net sales of Donna Karan New York products imported by Donna Karan Japan. See Note 6 in the notes to financial statements contained elsewhere herein.

Results of Operations

Net Revenues

      Net revenues in fiscal 2000 increased $0.9 million to $662.7 million as compared to fiscal 1999 and increased $39.2 million, or 6.3%, to $661.8 million for fiscal 1999 compared to fiscal 1998. Excluding the one-time recognition of deferred revenue in fiscal 1999 related to the ELI beauty license consummated in fiscal 1997 (the "licensing credit"), net revenues increased $5.9 million in fiscal 2000 as compared to the prior year. Excluding the licensing credit in fiscal 1999 and certain sales of merchandise to LCI relating to the DKNY Jeans license in fiscal 1998, net revenues in fiscal 1999 increased $61.0 million, or 10.2%, as compared to the prior year.

      In fiscal 2000, net revenues increased due to a $10.1 million, or 28.8%, increase in licensing revenues substantially offset by a $3.6 million, or 2.8%, decrease in retail sales and a $5.6 million, or 1.1% decrease in wholesale revenues. In fiscal 1999, net revenues increased due to a $16.7 million, or 90.4%, increase in licensing revenues and a $37.1 million, or 39.7%, increase in retail sales, partially offset by a $14.6 million, or 2.9%, decrease in wholesale revenues.

      Wholesale revenues in fiscal 2000 decreased $5.6 million, or 1.1%, to $490.7 million as compared to $496.3 million in the prior year. The decrease was primarily attributable to a decrease in revenues in the women's and accessories businesses, partially offset by an increase in the menswear business. Wholesale revenues in fiscal 1999 decreased $14.6 million, or 2.9%, to $496.3 million as compared to $510.9 million in the prior year. Exclusive of certain sales of merchandise to LCI relating to the DKNY Jeans license in fiscal 1998, wholesale revenues increased $12.2 million, or 2.5%. The increase was primarily attributable to an increase in sales from accessories and the menswear business, partially offset by a decrease in sales from the women's business and elimination of sales in the DKNY Kids business which was licensed in 1998.

      Licensing revenues in fiscal 2000 increased 28.8% to $45.2 million in fiscal 2000 from $35.1 million in fiscal 1999. Exclusive of the one-time recognition of the licensing credit in fiscal 1999, licensing revenues increased $15.1 million, or 50.1%. The increase was primarily due to new product licenses, as well as growth under certain existing license agreements. Licensing revenues in fiscal 1999 increased 90.4%, from $18.5 million in fiscal 1998 to $35.1 million in fiscal 1999. Exclusive of the one-time recognition of the licensing credit in fiscal 1999, licensing revenues increased $11.7 million or 63.3%. The increase was primarily due to royalties from: the Company's regional Japanese license; DKNY Jeans and Active license; and, growth in sales of certain other new and existing licensed products.

      Retail sales in fiscal 2000 decreased $3.6 million, or 2.8%, to $126.8 million as compared to $130.4 million in the prior year. The decrease was primarily attributable to a 9.7% decrease in comparable store sales and a decrease in the number of outlet stores, partially offset by an increase in the number of full-price free-standing stores. Retail sales in fiscal 1999 increased $37.1 million, or 39.7%, to $130.4 million as compared to $93.3 million in the prior year. The increase was primarily attributable to: the opening and acquisition of full-price free-standing stores; an increase in the number of outlet stores; and a 5.0% increase in comparable store sales.

Geographic

      Net revenues in the United States in fiscal 2000 decreased approximately 6.0% to $434.8 million as compared to fiscal 1999 and increased approximately 9.4% to $462.8 million in fiscal 1999 as compared to fiscal 1998. Exclusive of: the one-time recognition of the licensing credit in fiscal 1999; certain sales of merchandise to LCI relating to the DKNY Jeans license in fiscal 1998; and sales of the DKNY Kids business which was licensed in fiscal 1998, net revenues in the United States increased $65.8 million or 16.8%, in fiscal 1999 as compared to fiscal 1998.

      Net revenues in Japan in fiscal 2000 decreased 20.6% to $22.1 million as compared to fiscal 1999 and decreased 40.2% to $27.8 million in fiscal 1999 as compared to fiscal 1998. In both fiscal 2000 and 1999, the decrease was primarily attributable to the planned decrease in wholesale revenues to Japan, as a result of the Company's licensing agreement with DKJ. See Note 6 in the notes to financial statements.

      Net revenues for other geographic areas increased 20.1% to $205.7 million in fiscal 2000 as compared to fiscal 1999 and increased 11.8% to $171.2 million in fiscal 1999 as compared to fiscal 1998. The increase in fiscal 2000 was primarily attributable to increased sales in the Company's International DKNY Jeans business. The increase in fiscal 1999 was primarily attributable to the Company's free-standing retail stores in the United Kingdom.

Restructuring Charges (Credits), Net and Other Non-recurring Charges

      In fiscal 1999 the Company recorded restructuring and other non-recurring charges in the amount of approximately $11.0 million primarily related to strategic initiatives including: division consolidations, asset write-downs, personnel related expenses, the closing of non-performing outlet stores and certain other non-recurring charges. These charges were classified as $0.8 million in cost of sales, $6.1 million in selling, general and administrative expenses and $4.1 million in restructuring charges. Additionally, in fiscal 2000 and fiscal 1999 the Company determined that certain amounts related to its prior restructuring were no longer necessary. Accordingly, the Company credited into income $1.6 million in fiscal 2000 and $1.4 million in fiscal 1999 related to these restructuring charges. The credit in fiscal 2000 was classified as $0.8 million in cost of sales, $0.6 million in selling, general and administrative expenses and $0.2 million in restructuring charges. Of the total amount, $1.0 million was a credit from the 1999 restructure, while $0.6 related to a restructure charge that was taken in 1997. The credit in 1999 was classified as restructuring charges (credits).

Gross Profit

      Gross profit in fiscal 2000 was 32.9% of net revenues as compared to 31.9% of net revenues in fiscal 1999 and 24.7% of net revenues in fiscal 1998. Excluding the $0.8 million in non-recurring charges that were determined to be no longer necessary in fiscal 2000, and the one-time recognition of the licensing credit of $5.0 million and the non-recurring charges of $0.8 million in fiscal 1999, gross profit margin for fiscal 2000 increased to 32.8% as compared to 31.5% in fiscal 1999. The increase in fiscal 2000 was primarily related to a change in the revenue mix to higher margin licensing business and full-price retail stores. Excluding the one-time recognition of the credit of $5.0 million and the restructuring charge of $0.8 million in fiscal 1999 and the impact of the DKNY Jeans sales to LCI in fiscal 1998, gross profit margin for fiscal 1999 increased to 31.5% as compared to 25.9% in fiscal 1998. The increase in fiscal 1999, exclusive of the credit and the effect of the DKNY Jeans sales to LCI, was primarily attributable to a change in the revenue mix to higher margin licensing business and full-price retail stores.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses were 29.2% of net revenues in fiscal 2000, as compared with 29.3% and 24.4% of net revenues in fiscal 1999 and fiscal 1998, respectively. Exclusive of the credit in fiscal 1999 and the effect of the DKNY Jeans sales to LCI in fiscal 1998, selling, general and administrative expenses were 29.5% and 25.5% of net revenues for fiscal 1999 and 1998, respectively. In fiscal 2000, selling, general and administrative expenses include $2.4 million in transaction costs related to the LVMH Merger Offer, as well as the reversal of $0.6 million in restructuring and non-recurring charges that were deemed to be no longer necessary. Exclusive of these items, selling, general and administrative expenses were $191.4 million, or 28.9% of net revenues. In fiscal 1999, selling, general and administrative expenses include non-recurring charges of $6.1 million related to strategic initiatives. Exclusive of the credit and the non-recurring charges, selling, general and administrative expenses were $187.7 million, or 28.6% of net revenues. The increase in fiscal 2000 and fiscal 1999, as compared to fiscal 1998 was primarily a result of the growth of the Company's full-price free-standing retail stores and certain initiatives in the wholesale segment, as well as increased costs associated with the Company's ongoing licensing efforts.

Operating Income

      Operating income increased $10.2 million to $24.9 million in fiscal 2000 as compared to fiscal 1999 and increased $12.4 million to $14.7 million in fiscal 1999 as compared to $2.3 million in fiscal 1998. Exclusive of the transaction costs and the reversal of the restructuring and non-recurring charges, operating income in fiscal 2000 was $25.7 million. Exclusive of the credit, and net restructuring and other charges, primarily nonrecurring, operating income in fiscal 1999 was $19.3 million. Operating income as a percent of net revenues for fiscal 2000 was 3.8%, as compared to 2.2% and 0.4%, in fiscal 1999 and fiscal 1998, respectively. Exclusive of the non-recurring items, operating income as a percent of net revenues for fiscal 2000 and fiscal 1999 was 3.9% and 2.9%, respectively. In fiscal 2000, the increase in operating income is attributable to increased operating profit in the licensing segment, decreased operating losses in the retail segment, and increased operating profit in the wholesale segment as well as the absence of restructuring and other non-recurring charges. In fiscal 1999, the increase in operating income is attributable to increased operating profit in the licensing segment, decreased operating losses in the retail segment, and increased operating profit in the wholesale segment.

Interest Expense, Net

      Interest expense, net of interest income, decreased $1.5 million to $2.6 million in fiscal 2000 as compared to fiscal 1999 and increased $2.0 million to $4.1 million in fiscal 1999 from $2.1 million in fiscal 1998. In fiscal 2000, the decrease is primarily attributable to lower borrowings during the first and second quarters of fiscal 2000. In fiscal 1999, the increase is primarily attributable to an increase in average borrowings during the year.

Provision for Income Taxes

      The provision for income taxes represents Federal, foreign, state and local income taxes. The provision for income taxes for fiscal 2000, 1999 and 1998 was $3.2 million, $0.6 million and $0.1 million, respectively. In fiscal 2000 and fiscal 1999, the Company recognized a tax credit of $6.0 million and $4.0 million, respectively, relating to an adjustment of its valuation allowance. Prior to the tax credit, the provision was $9.2 million and $4.6 million, in fiscal 2000 and fiscal 1999, respectively. Realization of the future tax benefits related to any deferred tax assets is dependent primarily on the Company's ability to generate sufficient taxable income within the net operating loss carryforward period. Due to the inherent uncertainties in estimating future taxable income, in fiscal 1997 the Company provided for a valuation allowance of $24.0 million, of which $6.0 million and $4.0 million were determined to be no longer required in fiscal 2000 and 1999, respectively, based on taxable income in those years. As of December 31, 2000, the remaining valuation allowance was $14.0 million.

Net Income

      Net income was $19.2 million in fiscal 2000, as compared to $10.0 million in fiscal 1999 and $0.1 million in fiscal 1998. Exclusive of the transaction costs, the reversal of the restructuring and non-recurring charges, and the reduction of the valuation allowance, net income in fiscal 2000 was $13.7 million. Exclusive of the non-recurring and unusual items, and the reduction of the tax valuation allowance, net income in fiscal 1999 was $8.6 million. In fiscal 2000, the increase was primarily attributable to increased gross profit margins. In fiscal 1999, the increase was primarily attributable to increased net revenues and gross profit margins.

Net Income (Loss) per Common Share

      Net income per common share on a diluted basis was $0.87 per share in fiscal 2000, as compared to $0.46 per share in fiscal 1999, and $0.01 per share in fiscal 1998. Exclusive of the transaction costs, the reversal of the restructuring and non-recurring charges and the reduction in the tax valuation allowance, net income per common share, on a diluted basis in fiscal 2000 was $0.62 per share. Exclusive of the credit, the net restructuring and other non-recurring charges, and the reduction in the tax valuation allowance, net income per common share on a diluted basis in fiscal 1999 was $0.40 per share.

Liquidity and Capital Resources

      The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings under its revolving credit facility. The Company's principal need for funds is to finance working capital (principally inventory and receivables), capital expenditures (including the construction of new shop-in-shops and outlet and full-price free-standing retail stores), and investments in the start-up of new collections and the extension of existing collections. At December 31, 2000, the Company had cash and cash equivalents of $15.5 million compared with $15.0 million at January 2, 2000.

      In February 2000, the Company amended the $150.0 million revolving Credit Facility (the "Facility") in place at January 2, 2000 and extended its term to expire on May 1, 2003. The Facility includes a $90.0 million subfacility for letters of credit and a $30.0 million subfacility for loans in certain foreign currencies. Borrowings under the Facility bear interest at a fixed spread over the lead bank's prime rate or, at the option of the Company, at a fixed spread over the LIBOR and are limited to a borrowing base calculated on eligible accounts receivable, inventory, and letters of credit. The Facility is secured by accounts receivable and inventory of the Company and a pledge of all the equity interests of the subsidiaries of the Company. The Facility includes financial and other restrictive covenants, including a limitation on additional debt which can be incurred, and on the amount of dividends which the Company can pay. The Facility is used for working capital requirements and general corporate purposes. At December 31, 2000 and January 2, 2000, there were no direct borrowings outstanding under the Facility. In connection with the Company's acquisition of three stores in the United Kingdom in fiscal 1999, the Company issued subordinated notes payable which are due January 2, 2002. See Note 11 in the notes to financial statements. The Company had a $6.7 million note payable to a principal stockholder as of December 28, 1997, which was repaid by the Company during the first quarter of 1998.

      The Company has supplemented its cash flow from operations with bank lines of credit and proceeds from its license and strategic alliances. In December 1999, the Company received from LCI $6.4 million related to the grant of rights for the production, marketing and sale of a new line of career and casual sportswear for women, which launched in Spring 2001 under the CITY DKNY label. In March 1998, the Company received $15.2 million related to a 16-year exclusive license to import, manufacture, license and/or distribute Donna Karan New York and DKNY products in Japan, with certain exceptions. In January 1998, the Company received from LCI $30.0 million related to the granting of rights for the marketing, distribution, and sale of DKNY Jeans and Activewear apparel products in the Western Hemisphere. In November 1997, the Company received from ELI $25.0 million related to the grant of worldwide rights for the manufacturing, marketing, distribution and sale of beauty and beauty-related products and the sale of certain assets relating to the existing business.

      Net cash provided by operating activities in fiscal 2000 was $6.9 million, as compared to $27.8 million in fiscal 1999, and $39.5 million in fiscal 1998. The fiscal 2000 decrease primarily reflects higher net income and a decrease in net accounts receivable, partially offset by higher inventories, prepaid expenses and other current assets, and deposits and other noncurrent assets, as well as a lower increase in accounts payable, accrued expenses and other current liabilities. The fiscal 1999 decrease primarily reflects the Company's recording of greater deferred income associated with the Company's licensing agreements in the prior-year, a greater increase in accounts receivable, deferred taxes, and deposits and other current assets, partially offset by an increase in accounts payable, accrued expenses and other current liabilities, a lesser decrease in inventory and an increase in net income. Net cash used for investing activities in fiscal 2000 was $6.4 million, as compared to $20.2 million in fiscal 1999 and $7.5 million in fiscal 1998. Net cash used for investing activities primarily reflects capital expenditures which amounted to $6.4 million, $11.0 million and $8.2 million in fiscal 2000, 1999 and 1998, respectively. Spending for all three periods primarily reflects expenditures for equipment, machinery, computers, office furniture, leasehold improvements, outlet stores, and full-price free-standing retail stores. Additionally, in fiscal 1999, the Company used cash of $9.2 million in the acquisition of three free-standing stores in the United Kingdom. See Note 11 in the notes to financial statements. As of December 31, 2000, the Company had outstanding commitments for capital expenditures of approximately $2.5 million.

      The Company borrows on a seasonal basis for working capital and other purposes. In fiscal 2000, the Company had $33 thousand in proceeds from the exercise of stock options. In fiscal 1999, the Company used no net cash in financing activities. Net cash used for financing activities of $29.1 million in fiscal 1998 primarily relates to the repayment of amounts outstanding under the Company's Facility and the repayment of a note payable to a principal stockholder.

      The Company uses derivative financial instruments for the purpose of managing its exposure to adverse fluctuations in foreign currency exchange rates. The Company does not utilize derivative financial instruments for trading or other speculative purposes. The Company conducts business in many foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies, principally the Euro, Italian lire, U.K. pound, and Dutch guilder, have on the Company's costs and cash flows. The Company addresses its risks through a program of risk management, the principal objective of which is to minimize the effect of foreign exchange rate movements on the Company's operating activities.

      The Company enters into forward exchange contracts to hedge purchases, accounts receivable and accounts payable denominated in foreign currencies for periods consistent with its identified exposures. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs. The Company from time-to-time also enters into purchased foreign currency options to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Any gains or losses realized on such options that qualify as hedges are deferred and recognized in operating income when the underlying hedged transaction occurs. Premiums on foreign currency options are amortized over the period being hedged. Foreign currency transactions that do not qualify as hedges are marked-to-market on a current basis with gains and losses recognized through income and reflected in operating expenses. In addition, any previously deferred gains and losses on hedges that are terminated prior to the transaction date are recognized in current income when the hedge is terminated. The contracts have varying maturities with none exceeding 24 months.

      As a matter of policy, the Company enters into contracts with parties which are major international banks and financial institutions that have at least an "A" (or equivalent) credit rating. The Company's exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote, and in any event, would be immaterial. Costs associated with entering into such contracts have not been material to the Company's financial results. At December 31, 2000, the Company had contracts to exchange foreign currencies in the form of forward exchange contracts in the amount of $131.2 million.

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

      The Company uses a value-at-risk model to assess the market risk of its derivative financial instruments. Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors, for a specified time period and confidence level. The Company estimates value-at-risk across all of its derivative financial instruments using a model with historical volatilities and correlations calculated over the past 250-day period. The Company's measured value-at-risk from holding such derivative instruments, using a variance/co-variance model with a 95 percent confidence level, assuming normal market conditions at December 31, 2000 was approximately $3.8 million.

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

Outlook

      The Company continues to invest in additional full-price free-standing retail stores, expand its licensing activities, implement its strategic plan, and respond to external market conditions, and as a result, selling, general and administrative expenses may increase as a percent of net revenues. Additionally, the Company is continuing its strategy of identifying and pursuing new licensing opportunities, which are intended to be complementary to its existing product lines. The Company believes that this strategy will enable it to expand its product offerings as well as enter into new international markets. Through these strategic alliances and the roll-out of existing licenses, the Company anticipates increased licensing revenues as a result of extending and broadening the reach of its brands and products. However, the Company's ability to maintain and increase licensing revenue is dependent upon certain factors not within the Company's control, including the retail performance of products sold by licensees. Lastly, as the Company diversifies its revenue mix, lessening the Company's dependency on any one particular business, further declines in the women's wholesale business may occur.

      In fiscal 2000 and fiscal 1999, revenue from sales to Asia represented approximately 6.7% and 8.1%, respectively, of the Company's wholesale net revenues including approximately 3.4% and 4.9% to Japan, respectively, and approximately 3.3% and 3.2%, respectively, to other areas in Asia. The Company has continued to experience a declining sales trend in fiscal 2000 as compared to fiscal 1999, which the Company believes was due, in part, to the general economic conditions in Asia.

Seasonality of Business

      The Company's business varies with general seasonal trends that are characteristic of the apparel and retail industries, and it generally experiences lower net revenues and net income (or higher net losses) in the first half of each fiscal year, as compared to the second half of its fiscal year. Accordingly, the Company's outstanding borrowings under its revolving credit facility, historically, have been lower on or about its fiscal year end. On a quarterly basis, the Company's operations may vary with production and shipping schedules, the introduction of new products, and variation in the timing of certain holidays from year to year. The Company historically has experienced lower net revenues and operating income in the second quarter than in other quarters due to (i) lower demand among retail customers typical of the apparel industry, and (ii) certain expenses that are constant throughout the year being relatively higher as a percentage of net revenues. As the Company's business continues to evolve and as it increases its free-standing full price retail business, the Company's operating performance may not reflect the typical seasonality of the apparel industry.

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

      Under the regulations governing the transition to a single currency, there is a "no compulsion, no prohibition" rule which states that no one is obliged to use the Euro until the notes and coinage have been introduced on January 1, 2002. The Company is currently conducting business in both the Euro and the national currencies of the participating nations. Full conversion of operations to the Euro is expected to be completed by the time national currencies are removed from circulation. The anticipated cost related to software and business process conversion to the Euro is currently not expected to be material.

Accounting Standards

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is required to be adopted in fiscal years beginning after June 15, 2000. The Company will adopt the provisions of this Statement effective January 1, 2001. This statements requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The cumulative effect of adoption of this Statement will not be material to the Company's results of operations or financial condition.

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

      Information with respect to Directors of the Company which is called for by this Item 10 is incorporated by reference to the information set forth under the heading "Election of Directors" in the Company's Proxy Statement relating to its 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 2001 Proxy Statement").

Item 11. EXECUTIVE COMPENSATION

      Information called for by this Item 11 is incorporated by reference to the information set forth under the heading "Executive Compensation" in the Company's 2001 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information called for by this Item 12 is incorporated by reference to the information set forth under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 2001 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Election of Directors," "Employment Arrangements," and "Certain Relationships and Related Transactions" in the Company's 2001 Proxy Statement.

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

                         DONNA KARAN INTERNATIONAL INC.

                          INDEX TO FINANCIAL STATEMENTS

       Years ended December 31, 2000, January 2, 2000 and January 3, 1999

                                                                            Page
                                                                            ----

Report of Independent Auditors ............................................  F-2

Statements of Income for the years ended December 31, 2000,
    January 2, 2000 and January 3, 1999....................................  F-3

Balance Sheets as of December 31, 2000 and January 2, 2000.................  F-4

Statements of Stockholders' Equity for the years ended December 31, 2000,
   January 2, 2000 and January 3, 1999.....................................  F-5

Statements of Cash Flows for the years ended December 31, 2000,
   January 2, 2000 and January 3, 1999.....................................  F-6

Notes to Financial Statements .............................................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors of
Donna Karan International Inc.

      We have audited the consolidated balance sheets of Donna Karan International Inc. and subsidiaries (the "Company") as of December 31, 2000 and January 2, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Donna Karan International Inc. at December 31, 2000 and January 2, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP

New York, New York
March 13, 2001, except for Note 18 as to which the date is April 2, 2001

                         DONNA KARAN INTERNATIONAL INC.

                              STATEMENTS OF INCOME

                                                                      Year Ended
                                                     --------------------------------------------
                                                     December 31,     January 2,      January 3,
                                                         2000            2000            1999
                                                     ------------    ------------    ------------
                                                     (Dollars in thousands, except per share data)
Net revenues .....................................   $    662,695    $    661,837    $    622,646
Cost of sales ....................................        444,780         450,686         468,559
                                                     ------------    ------------    ------------
Gross profit .....................................        217,915         211,151         154,087
Selling, general, and administrative expenses ....        193,170         193,827         152,089
Restructuring charges (credits), net .............           (200)          2,645            (267)
                                                     ------------    ------------    ------------
Operating income .................................         24,945          14,679           2,265
Other income (expense):
      Equity in loss of affiliate ................             --              --             (65)
      Interest income ............................            498              97             599
      Interest expense ...........................         (3,093)         (4,187)         (2,649)
      Gain on sale of interests in affiliates ....             --              --              88
                                                     ------------    ------------    ------------
Income before income taxes .......................         22,350          10,589             238
Provision for income taxes .......................          3,163             553             110
                                                     ------------    ------------    ------------
Net income .......................................   $     19,187    $     10,036    $        128
                                                     ============    ============    ============
Net income per common share:
      Basic ......................................   $       0.89    $       0.46    $       0.01
      Diluted ....................................   $       0.87    $       0.46    $       0.01
Weighted average common shares outstanding:
      Basic ......................................     21,604,767      21,599,500      21,598,264
      Diluted ....................................     22,055,974      21,702,700      21,631,664

                        See notes to financial statements

                         DONNA KARAN INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                                       December 31,  January 2,
                                                                                           2000         2000
                                                                                        ---------    ---------
                                                                                            (In thousands)
ASSETS
Current assets
    Cash and cash equivalents .......................................................   $  15,535    $  15,038
    Accounts receivable, net of allowances of $36,178 and  $27,193 respectively .....      85,007       86,314
    Inventories .....................................................................      88,691       82,792
    Deferred income taxes ...........................................................      28,297       26,408
    Prepaid expenses and other current assets .......................................      27,920       17,567
                                                                                        ---------    ---------
Total current assets ................................................................     245,450      228,119
Property and equipment, at cost - net ...............................................      38,987       41,512
Deferred income taxes ...............................................................      19,650       19,543
Deposits and other noncurrent assets ................................................      20,127       15,117
                                                                                        ---------    ---------
                                                                                        $ 324,214    $ 304,291
                                                                                        =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable ................................................................   $  76,956    $  57,923
    Accrued expenses and other current liabilities ..................................      57,501       71,339
                                                                                        ---------    ---------
    Total current liabilities .......................................................     134,457      129,262
                                                                                        ---------    ---------

Subordinated notes payable ..........................................................       8,209        8,209
Deferred income .....................................................................      28,688       34,051
Commitments and contingencies (Note 13)

Stockholders' equity
    Common stock, $0.01 par value, 35,000,000 shares authorized,
       22,127,805 shares at December 31, 2000, and 21,600,264 shares at
       January 2, 2000
       issued and outstanding .......................................................         221          216
    Common stock class A, $0.01 par value, 18 shares authorized, issued and
       outstanding ..................................................................          --           --
    Common stock, class B, $0.01 par value, 2 shares authorized, issued and
       outstanding ..................................................................          --           --
    Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares
         issued and outstanding .....................................................          --           --
    Additional paid-in capital ......................................................     192,348      188,471
    Retained deficit ................................................................     (34,524)     (53,711)
    Accumulated other comprehensive loss ............................................      (1,415)        (991)
                                                                                        ---------    ---------
                                                                                          156,630      133,985
    Less: Treasury stock, at cost (16,270 shares and 17,770 shares, respectively) ...        (384)        (419)
            Unearned compensation ...................................................      (3,386)        (797)
                                                                                        ---------    ---------
      Total stockholders' equity ....................................................     152,860      132,769
                                                                                        ---------    ---------
                                                                                        $ 324,214    $ 304,291
                                                                                        =========    =========

                        See notes to financial statements

                         DONNA KARAN INTERNATIONAL INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           Year Ended
                                                               -----------------------------------
                                                              December 31,  January 2,   January 3,
                                                                 2000         2000          1999
                                                               ---------    ---------    ---------
                                                                          (In thousands)
Common stock, beginning of year ............................   $     216    $     216    $     216
Restricted stock award .....................................           5           --           --
                                                               ---------    ---------    ---------
Common stock, end of year ..................................         221          216          216
                                                               ---------    ---------    ---------

Additional paid-in capital, beginning of year ..............     188,471      188,479      188,491
Restricted stock award .....................................       3,869           (8)         (12)
Stock options exercised ....................................          33           --           --
Vesting of restricted stock award ..........................         (25)          --           --
                                                               ---------    ---------    ---------
Additional paid-in capital, end of year ....................     192,348      188,471      188,479
                                                               ---------    ---------    ---------

Retained deficit, beginning of year ........................     (53,711)     (63,747)     (63,875)
Net income .................................................      19,187       10,036          128
                                                               ---------    ---------    ---------
Retained deficit, end of year ..............................     (34,524)     (53,711)     (63,747)
                                                               ---------    ---------    ---------

Treasury stock, beginning of year ..........................        (419)        (443)        (479)
Vesting of restricted stock award ..........................          35           24           36
                                                               ---------    ---------    ---------
Treasury stock, end of year ................................        (384)        (419)        (443)
                                                               ---------    ---------    ---------

Unearned compensation, beginning of year ...................        (797)      (1,195)      (1,434)
Restricted stock award .....................................      (3,874)          --           --
Amortization ...............................................       1,285          398          239
                                                               ---------    ---------    ---------
Unearned compensation, end of year .........................      (3,386)        (797)      (1,195)
                                                               ---------    ---------    ---------

Accumulated other comprehensive loss, beginning of year ....        (991)      (1,206)        (455)
Foreign currency translation, adjustments ..................        (424)         215         (751)
                                                               ---------    ---------    ---------
Accumulated other comprehensive loss, end of year ..........      (1,415)        (991)      (1,206)

Total stockholders' equity .................................   $ 152,860    $ 132,769    $ 122,104
                                                               =========    =========    =========
Comprehensive income (loss) ................................   $  18,763    $  10,251    $    (623)
                                                               =========    =========    =========

                        See notes to financial statements

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS

                                                                                     Year Ended
                                                                       --------------------------------------
                                                                      December 31,   January 2,    January 3,
                                                                           2000         2000          1999
                                                                       ----------    ----------    ----------
                                                                                   (In thousands)
Operating activities
    Net income .....................................................   $   19,187    $   10,036    $      128
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ..............................       16,281        19,406        11,169
        Amortization of deferred income ............................      (12,847)      (14,494)       (7,956)
        Provision for bad debts ....................................       (1,215)        2,717         1,544
        Deferred income taxes ......................................       (1,996)       (4,211)         (989)
        Provision for restricted stock compensation ................        1,285           398           239
        Other, net .................................................           10            16          (266)
    Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable .................        3,222       (18,054)       (4,383)
        (Increase) decrease in inventories .........................       (5,899)       10,819        22,541
        (Increase) decrease in prepaid expenses and other
           current assets ..........................................      (11,053)        1,294        (6,790)
        Increase in deposits and other noncurrent assets ...........      (12,351)       (6,464)       (3,508)
        Increase (decrease) in accounts payable, accrued
           expenses, and other current liabilities .................       17,618        28,785        (8,616)
        (Decrease) increase in deferred income .....................       (5,363)       (2,444)       36,360
                                                                       ----------    ----------    ----------
         Net cash provided by operating activities .................        6,879        27,804        39,473
                                                                       ----------    ----------    ----------
Investing activities
    Purchase of free-standing retail stores ........................           --        (9,200)           --
    Proceeds from sale of affiliate ................................           --            --           646
    Purchase of property and equipment .............................       (6,415)      (11,014)       (8,158)
                                                                       ----------    ----------    ----------
         Net cash used in investing activities .....................       (6,415)      (20,214)       (7,512)
                                                                       ----------    ----------    ----------
Financing activities
    Net repayment of revolving credit facility .....................           --            --       (22,314)
    Repayment of note payable to principal .........................           --            --        (6,700)
    Other ..........................................................           33            --           (36)
                                                                       ----------    ----------    ----------
         Net cash provided by (used for) financing activities ......           33            --       (29,050)
                                                                       ----------    ----------    ----------
Net increase in cash and cash equivalents ..........................          497         7,590         2,911
Cash and cash equivalents at beginning of year .....................       15,038         7,448         4,537
                                                                       ----------    ----------    ----------
Cash and cash equivalents at end of year ...........................   $   15,535    $   15,038    $    7,448
                                                                       ==========    ==========    ==========

                        See notes to financial statements

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 1. - Summary of Significant Accounting Policies

      Basis of Presentation

      The accompanying financial statements include the accounts of Donna Karan International Inc. and subsidiaries ("DKI" or the "Company"). The accompanying financial statements include the results of operations of DKI for the fiscal years ended December 31, 2000, January 2, 2000, and January 3, 1999. All significant intercompany balances and transactions have been eliminated. The equity method of accounting was used for Donna Karan Japan K.K. ("DKJ") since the date the Company sold 70% of its interest to a nonaffiliated party and until March 1998, when the Company and such nonaffiliated party sold all of their remaining outstanding shares to a Japanese public company (see Note 6).

      The Company's fiscal year consists of the 52- or 53-week period ending on the Sunday nearest December 31, with fiscal 2000 and fiscal 1999 consisting of a 52-week year and fiscal 1998 consisting of a 53-week year.

      Certain amounts in the financial statements of prior years have been reclassified to conform to the current year presentation.

      Net Income per Common Share

      In accordance with the requirements of Financial Accounting Standards ("SFAS") No. 128, net income per common share amounts ("basic EPS") were computed by dividing net income by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluding any potential dilution. Net income per common share amounts assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the statements of income.

      Reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                     December 31,   January 2,    January 3,
                                                         2000          2000          1999
                                                     -----------   -----------   -----------
                                                  (Dollars in thousands, except per share data)
Numerator:
Net income attributable to common stock ..........   $    19,187   $    10,036   $       128
                                                     ===========   ===========   ===========
Denominator:
Weighted average common shares outstanding--
   Basic .........................................    21,604,767    21,599,500    21,598,264
Effect of dilutive securities:
     Stock options ...............................        17,533       103,200        33,400
     Restricted common stock .....................       433,674            --            --
                                                     -----------   -----------   -----------
Weighted average common shares outstanding--
   Diluted .......................................    22,055,974    21,702,700    21,631,664
                                                     ===========   ===========   ===========
Basic EPS ........................................   $      0.89   $      0.46   $      0.01
                                                     ===========   ===========   ===========
Diluted EPS ......................................   $      0.87   $      0.46   $      0.01
                                                     ===========   ===========   ===========

                        See notes to financial statements

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

      Inventories

      Inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out method.

                                                      December 31,    January 2,
                                                          2000           2000
                                                       ----------     ----------
                                                            (In thousands)
Raw materials ....................................     $    3,522     $    2,947
Work in process ..................................          3,920          2,730
Finished goods ...................................         81,249         77,115
                                                       ----------     ----------
                                                       $   88,691     $   82,792
                                                       ==========     ==========

      Property and Equipment

      Property and equipment are carried at cost less accumulated depreciation. Depreciation of machinery, equipment and fixtures, including amounts accounted for under capital leases, is computed using straight-line and accelerated methods based on their estimated useful lives, which range from 5 to 7 years. Leasehold improvements are amortized on a straight-line basis over the lease term, which in certain instances include the anticipated renewal period. The Company's share of the cost of constructing in-store shop displays is capitalized and amortized using the straight-line method over their estimated useful lives of 4 years. At December 31, 2000 and January 2, 2000, the unamortized balance of these costs of $17.5 million and $11.8 million, respectively, was included in "Deposits and other noncurrent assets" in the accompanying balance sheets. Amortization expense of these costs for the years ended December 31, 2000, January 2, 2000 and January 3, 1999 amounted to approximately $6.5 million, $5.1 million and $4.4 million, respectively.

      Major classes of property and equipment consist of the following:

                                                       December 31,   January 2,
                                                           2000          2000
                                                         --------      --------
                                                             (In thousands)
Machinery, equipment and fixtures ..................     $ 29,688      $ 28,281
Leasehold improvements .............................       63,359        61,776
                                                         --------      --------
                                                           93,047        90,057
Less accumulated depreciation and amortization .....      (54,060)      (48,545)
                                                         --------      --------
                                                         $ 38,987      $ 41,512
                                                         ========      ========

      Depreciation and amortization of property and equipment amounted to $9.0 million, $9.6 million, and $5.5 million for the years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively.

      Long-Lived Assets

      The Company accounts for long-lived assets, including intangibles, at the lower of amortized cost or fair value, less disposition costs. Whenever events or changes in circumstances have indicated that the carrying amount of assets might not be recoverable, the Company, using its best estimates, reviews for impairment the carrying value of those long-lived assets. In fiscal 1999, the Company identified certain underperforming stores as a result of this review, and recorded a charge of approximately $3.7 million, related to this impairment loss (see Note 9).

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

      Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities are comprised of the following:

                                                       December 31,   January 2,
                                                           2000          2000
                                                       -----------   -----------
                                                            (In thousands)
Accrued expenses ...................................   $    13,169   $    17,326
Unearned revenues ..................................         7,367        14,852
Accrued compensation ...............................        12,712        14,061
Accrued royalties ..................................        12,920        10,559
Accrued income taxes ...............................         6,868         6,469
Accrued restructuring and other charges ............           892         5,370
Accrued taxes other than income taxes ..............         2,671         1,722
Other ..............................................           902           980
                                                       -----------   -----------
                                                       $    57,501   $    71,339
                                                       ===========   ===========

      Revenue Recognition

      Revenues from merchandise sales are recognized upon shipment of products to the customer or, in the case of sales by Company-owned stores, when payment is received. The Company reports its sales on a net basis, which is computed by deducting from gross sales the amount of anticipated discounts, returns and allowances. Income from licensing agreements is recognized when earned and is included in net revenues. Shipping and handling costs related to merchandise sales are classified as selling, general and administrative expenses.

      Advertising and Promotion

      Costs associated with the production of advertising are expensed upon the first showing of the related advertisement, which is generally less than six months after the production costs are incurred. At December 31, 2000 and January 2, 2000, advertising costs totaling $4.3 million and $1.9 million, respectively, were included in "Prepaid expenses and other current assets" in the accompanying balance sheets. Advertising and marketing expenses, including costs related to the Company's Creative Services Department, for the years ended December 31, 2000, January 2, 2000, and January 3, 1999 were $35.8 million, $34.1 million and $31.0 million, respectively.

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

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash includes approximately $5.7 million and $9.4 million of short-term deposits at December 31, 2000 and January 2, 2000, respectively.

      Statement of Cash Flows

      Supplemental disclosures of cash flow information:

                                                       Year Ended
                                        ----------------------------------------
                                        December  31,  January 2,     January 3,
                                             2000          2000          1999
                                         -----------   -----------   -----------
                                                     (In thousands)
Cash paid during the year for:
     Interest ........................   $     2,353   $     2,825   $     1,507
                                         ===========   ===========   ===========
     Taxes ...........................   $     6,220   $       673   $     6,174
                                         ===========   ===========   ===========

      Foreign Currency Translation and Transactions

      For foreign operations, local currencies are considered the functional currency. All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while results of operations are translated at weighted average rates of exchange for the year. Unrealized translation gains or losses are generally reported in stockholders' equity as accumulated other comprehensive income. Such adjustments amounted to approximately $0.4 million of unrealized translation losses and $0.2 million of unrealized translation gains in fiscal 2000 and fiscal 1999, respectively. Gains and losses from foreign currency transactions are included in operations.

      The Company enters into forward exchange contracts and from time-to-time purchases foreign currency options to hedge foreign currency transactions for periods consistent with its identified exposures. These financial instruments are designed to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of business. The Company does not engage in speculation. Gains and losses on foreign exchange contracts which hedge exposures on firm foreign currency commitments are deferred and recognized as adjustments to the bases of those assets. For the years ended December 31, 2000, January 2, 2000 and January 3, 1999, gains and losses on foreign exchange contracts offset gains and losses on the underlying transactions.

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

      Impact of Recently Issued Accounting Standards

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements." The effective date has been deferred pending additional interpretive guidance. Based on current interpretations, no material impact on the Company's Financial Statement is anticipated.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is required to be adopted in fiscal years beginning after June 15, 2000. The Company will adopt the provisions of this Statement effective January 1, 2001. This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company's cumulative effect of adoption of this Statement will not be material to the Company's results of operations or financial condition.

Note 2. - Borrowings

      In February 2000, the Company amended the $150.0 million revolving Credit Facility ("facility") in place at January 2, 2000 and extended its term, to expire on May 1, 2003. Direct borrowings under the Facility bear interest at a fixed spread over the lead bank's prime rate or, at the option of the Company, at a fixed spread over the LIBOR and are limited to a borrowing base calculated on eligible accounts receivable, inventory, and letters of credit. The Facility is secured by accounts receivable and inventory of the Company, as well as a pledge of all equity interests of the subsidiaries of the Company. The Facility also contains certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and restrict investments, incurrence of additional indebtedness, and payment of dividends. At December 31, 2000 and January 2, 2000, there were no direct borrowings outstanding under the Facility.

      In connection with the Facility, the Company incurred certain financing costs which were deferred and are being amortized over the remaining term of the Facility. At December 31, 2000, and January 2, 2000 unamortized financing costs of approximately $0.6 million and $0.6 million, respectively were included in "Deposits and other noncurrent assets" in the accompanying balance sheets. Amortization of deferred financing costs of approximately $0.8 million, $1.3 million and $1.3 million in fiscal 2000, 1999 and 1998, respectively, were included in interest expense.

      Letters of credit outstanding were approximately $56.6 million and $60.3 million at December 31, 2000 and January 2, 2000, respectively.

Note 3. - Financial Instruments

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

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

      The Company has a policy of only entering into contracts with counterparties that have at least an "A" (or equivalent) credit rating. The counterparties to these contracts are major financial institutions and the Company does not have significant exposure to any one counterpart. Management believes that risk of loss is remote and in any event would be immaterial.

      Foreign Exchange Risk Management

      The Company enters into forward exchange contracts to hedge inventory purchases, accounts receivable and accounts payable denominated in foreign currencies for periods consistent with its identified exposures. Gains and losses related to qualifying hedges of these exposures are deferred and recognized in operating income when the underlying hedged transaction occurs. The Company also enters into purchased foreign currency options from time-to-time to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize. Any gain realized on such options that qualify as hedges are deferred and recognized in operating income when the underlying hedged transactions occurs. Foreign currency transactions, which do not qualify as hedges, are marked to market on a current basis with associated gains and losses reflected in operating income. In addition, any previously deferred gains and losses on hedges which are terminated prior to the transaction date are recognized in current operations when the hedge is terminated. The contracts have varying maturities with none exceeding 24 months. Foreign currencies exchanged under these contracts are principally the Italian Lira, U.K. Pound, Dutch Guilder, Japanese Yen and the European Economical Monetary Union Euro.

      Deferred unrealized gains and losses from derivative financial instruments consist of the following:

                                 December 31, 2000            January 2, 2000
                             ------------------------   ---------------------------
                             Notional                   Notional
                              amounts   Gains    Losses  amounts    Gains   Losses
                             --------   ------   ----   --------   ------   -------
                                                 (In thousands)
Forward exchange contracts   $131,198   $   --   $901   $115,772   $2,859   $    --

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

      Borrowing under revolving line of credit and Subordinated notes payable:

            The fair value of the Company's debt approximates its carrying value, primarily because they bear interest at a variable rate.

      Forward exchange contracts:

            The fair value of forward exchange contracts is the estimated amount the Company would receive or pay to terminate the agreements, as determined by dealer quotes.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

      The estimated fair values of the Company's financial instruments are as follows:

                                          December 31, 2000      January 2, 2000
                                         -------------------   -------------------
                                         Notional    Fair      Notional    Fair
                                          Amount     Value      Amount     Value
                                         --------   --------   --------   --------
                                                       (In thousands)
Nonderivatives
Cash and cash equivalents ............   $ 15,535   $ 15,535   $ 15,038   $ 15,038
Subordinated notes payable ...........      8,209      8,209      8,209      8,209

Derivatives
Forward exchange contracts ...........   $131,198   $132,059   $115,772   $119,598

Note 4. - Employee Benefit Plans

      The Company is required to make contributions to a multi-employer union pension and health and welfare plan. These payments are based on wages paid to the Company's union employees and amounts paid to contractors utilized by the Company. The Company does not participate in the management of the plans and has not been furnished with any information with respect to the type of benefits provided, vested and nonvested benefits or plan assets. Health and welfare plan expense approximated $1.1 million, $1.3 million and $1.7 million for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively. Pension expense approximated $0.4 million, $0.6 million and $0.7 million for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively. Separate actuarial calculations regarding the Company's share of plan benefits and net assets available for plan benefits have not been determined.

      Under the Employee Retirement Income Security Act of 1974, as amended, an employer, upon withdrawal from or termination of a multi-employer plan, is required to continue funding its proportionate share of the plan's unfunded vested benefits. As of December 31, 2000, the Company had no intention of withdrawing from the plan.

      The Company sponsors a defined contribution benefit plan covering its non-union employees with a minimum of six months of eligible service. The Company matches employee contributions at a rate of 50%, to a maximum of 6% of an employee's annual salary. Under the terms of the plan, a participant is 100% vested in the employer's matching contribution after six years of credited service. Expenses under this plan, net of forfeitures, were approximately $0.3 million, $0.8 million and $0.8 million for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively.

      During 1997, the Company adopted a bonus plan covering executives and certain members of management. Individual bonus payments are based on management and compensation levels, performance goals and the Company's overall performance. The Company also adopted a deferred compensation plan covering certain senior executives, which is based on compensation, is dependent upon the Company achieving profitability, and vests after a five year period. In addition, amounts under the deferred compensation plan will become fully vested upon a change in control of the Company (as defined in the plan). In fiscal 2000, 1999 and 1998, expenses under these plans were approximately $8.0 million, $7.8 million and $5.9 million, respectively.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 5. - Leases

      Rent expense included in the Company's financial statements was approximately $33.7 million, $32.3 million and $23.5 million for the fiscal years ended December 31, 2000, January 2, 2000, and January 3, 1999, respectively. At December 31, 2000, future minimum annual rental commitments under noncancellable operating leases for office, warehouse and retail facilities, and equipment are as follows (in thousands):

         2001 ...................................................... $  24,392
         2002 ......................................................    22,177
         2003 ......................................................    19,862
         2004 ......................................................    17,842
         2005 ......................................................    17,239
   Thereafter ......................................................    80,741
                                                                     ---------
                                                                     $ 182,253
                                                                     =========

      In addition, certain of the leases contain options to renew for periods up to 10 years and others include contingent payments based on sales.

      The Company has entered into certain sub-lease arrangements. At December 31, 2000, future offsets to annual rental commitments as a result of these subleases are as follows (in thousands):

          2001 ..................................................... $   1,626
          2002 .....................................................     1,543
          2003 .....................................................     1,310
          2004 .....................................................     1,143
          2005 .....................................................     1,143
    Thereafter .....................................................     2,535
                                                                    ----------
                                                                    $    9,300
                                                                    ==========

Note 6. - Sale of Interests in Affiliates

      In March 1998, the Company and a nonaffiliated party sold all of their remaining outstanding shares in DKJ to a nonaffiliated party, a Japanese public company. At the same time, DKJ was granted a 16-year exclusive license to import, manufacture, license and/or distribute Donna Karan New York and DKNY products in Japan, with certain exceptions. In addition, DKJ was granted the exclusive right to develop and operate a total of 12 Donna Karan New York and DKNY retail boutiques in Japan over the term of the agreement. On consummation of the transaction, the Company received $15.9 million, which is being amortized over the term of the agreement. The Company receives a royalty on net sales of licensed products and a servicing fee on net sales of Donna Karan products imported by DKJ.

      In consideration of the sale of its interest in DKJ, the Company received approximately $646,000 and recognized a gain, net of transaction costs of approximately $88,000 in the fiscal year ended January 3, 1999. Equity in DKJ's loss amounted to approximately $0.1 million for the fiscal year ended January 3, 1999. As a result of the Company's agreement with DKJ in 1995, which provided for a fee based upon net sales of DKJ, the Company recognized management fee income, recorded as an offset of selling, general, and administrative expenses of approximately $0.4 million, $0.6 million and $0.8 million during the years ended December 31, 2000, January 2, 2000, and January 3, 1999, respectively.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 7. - Apparel Licensing Agreement

      In December 1999, the Company consummated an agreement to grant to Liz Claiborne Inc. ("LCI") the exclusive right to design, produce, market and sell a new line of women's career and casual sportswear, which line launched for the Spring 2001 season under the CITY DKNY label. Under the agreement, LCI is obligated to pay the Company a royalty equal to a percentage of net sales of such licensed product. Upon consummation of the transaction, the Company received $6.4 million, which will be recognized as earned. The initial term of the license agreement is for 6 years through December 31, 2005, with an option to renew for two additional 5-year periods, if certain sales thresholds are met.

      On January 8, 1998, the Company and LCI consummated an agreement whereby the Company granted to LCI exclusive, long-term rights to the DKNY Jeans and DKNY Active trademarks for apparel products to market, distribute and sell both collections in the Western Hemisphere. Under the agreement, LCI is obligated to pay the Company a royalty equal to a percentage of net sales of the DKNY Jeans and Active products. The initial term of the license agreement is for 15 years through December 31, 2012, with an option to renew for an additional 15-year period if certain sales thresholds are met, which would continue the license through December 31, 2027. Upon consummation of the transaction, the Company received from LCI $30.0 million which is being amortized over the term of the agreement. Aggregate minimum royalties for the initial 15-year term are $152.0 million.

Note 8. - Beauty Licensing Agreement

      On November 10, 1997, the Company and Estee Lauder Inc. ("ELI") consummated an agreement whereby the Company granted to ELI exclusive worldwide rights to the Donna Karan New York and DKNY trademarks for the manufacture, marketing, distribution and sale of beauty and beauty-related products, including fragrances, cosmetics, skincare products, and beauty-related accessories. In connection therewith and with the sale to ELI of certain other assets relating to the existing business, the Company received $25.0 million and receives additional royalties from ELI based on sales of such beauty and beauty-related products.

      In fiscal 1999, as a result of satisfying certain conditions of the ELI beauty license, the Company recognized a one-time licensing credit of $5.0 million.

Note 9. - Restructuring and Other Charges

      On November 2, 1999 the Company announced that it was implementing a series of strategic initiatives intended to further reduce costs, increase efficiencies and focus on key business areas. In connection with the strategic initiatives, and in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and EITF Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," the Company recorded in the fourth quarter restructuring and other non-recurring charges of $11.0 million, of which $0.8 million was classified as cost of sales, $6.1 million as selling, general and administrative expenses and $4.1 million as restructuring charges. The strategic initiatives include consolidating the Donna Karan New York and DKNY womens' divisions, integrating the marketing and public relations functions into one unit, closing seven non-performing outlet stores, recognizing an impairment of under-performing assets and certain other non-recurring charges. The cash and noncash elements of the restructuring charge approximated $4.3 million and $6.7 million, respectively. As a result of the strategic initiatives approximately 160 positions were eliminated in the Company.

      Included in the aforementioned strategic initiatives and concurrent with the Company's annual planning process, the Company determined that the estimated future undiscounted cash flows were below the carrying value of certain retail stores. Accordingly, during the fourth quarter of fiscal 1999, the Company adjusted the carrying value of these stores, to their estimated fair value and recorded an impairment charge of $3.7 million, which has been classified as selling, general and administrative expenses. The Company calculated the present value of projected cash flows to determine the fair value of the store assets.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

      Additionally, as a result of the strategic initiatives, certain under-performing co-op shops were identified to be abandoned, and seven non-performing outlet stores were scheduled to be closed, resulting in the recording of a charge of approximately $1.1 million and $2.2 million, respectively. The charge includes $0.8 million related to cost of sales and $2.5 million classified as selling, general and administrative expenses.

      The major components of the fiscal 1999 restructuring and other charges are as follows:

                                                                    Utilized
                                                              --------------------               Balance at
                                                  Original                              Not     December 31,
                                                   Accrual      Cash      Noncash     Utilized      2000
                                                  --------------------    --------------------------------
Writedown of long-lived assets ...............    $  4,827    $     --    $  4,827    $     --    $     --
Exit costs (including inventory markdowns) ...       2,155         791         294       1,001          68
Employee termination and severance costs .....       2,283       2,095          --          --         188
Other ........................................       1,686         610         440          --         636
                                                  --------    --------    --------    --------    --------
                                                  $ 10,951    $  3,496    $  5,561    $  1,001    $    892
                                                  ========    ========    ========    ========    ========

      During the year ended December 31, 2000, the Company utilized approximately $2.6 million of reserves previously established in connection with its fiscal 1999 restructuring plan and reversed $1.0 that was no longer deemed necessary. The Company anticipates utilizing the remaining balance of its reserves during fiscal 2001.

      During 2000 and 1999, the Company reevaluated its restructuring reserves that were established as a result of the restructuring and strategic plan announced in 1997. All of the strategic initiatives under these plans are completed and have resulted in costs being less than originally anticipated. As a result, the Company determined that certain amounts related to the restructuring accrual were no longer necessary and credited into income approximately $0.6 million in the fourth quarter of 2000, and $1.4 million in the fourth quarter of 1999. As of December 31, 2000 no amounts remain accrued related to this plan.

      In fiscal 1998, the Company utilized $5.5 million of its reserves previously established in connection with its 1997 restructuring plan and credited into income approximately $0.3 million of the restructuring accrual, which was determined to no longer be required.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 10. - Related Party Transactions

      In July 1996, the Company entered into a licensing agreement (the "Gabrielle License") with Gabrielle Studio, Inc. ("Gabrielle Studio"), a corporation owned by two of the Company's principal stockholders and their affiliated trusts, which grants the Company the exclusive rights, in perpetuity, to use the trademarks "Donna Karan", "Donna Karan New York", "DKNY", "DK" and all variations thereof. Under the Gabrielle License, the Company pays Gabrielle Studio a royalty on net sales of products bearing the licensed mark. The Company incurred $30.6 million, $25.0 million and $19.5 million in royalty expense for the years ended December 31, 2000, January 2, 2000, and January 3, 1999, respectively, which was included in cost of sales. Included in accrued expenses at December 31, 2000 and January 2, 1999, was royalties payable of $12.9 million and $10.6 million, respectively.

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

      In January 2001, LVMH Moet Hennessey Louis Vuitton SA ("LVMH") consummated the acquisition of Gabrielle Studio from two of the Company's principal stockholders and their affiliated trusts. The Company believes that its relationship under the Gabrielle license will not materially change under this new ownership.

      In October 1998, the Company and a wholly-owned affiliate of Ms. Donna Karan, Chairman of the Board and Chief Designer of the Company, entered into a boutique license agreement (the "Boutique Agreement"), granting the affiliated entity the right to open and operate a Donna Karan New York Flagship Collection Store. The store, which is anticipated to open in 2001, will be located at 819 Madison Avenue in New York City. The Boutique Agreement states that the Company will provide the affiliated entity with certain management services related to the operation of the store in exchange for a fee. The store will also be entitled to offer a limited amount of non-branded products. In connection with the purchase of Gabrielle Studio in January 2001, LVMH agreed to assume the rights and obligations of Ms. Karan's affiliate in connection with the construction and operation of the Donna Karan New York flagship store. The assumption of such rights and obligations by LVMH shall be effective no earlier than June 15, 2001 and no later than September 15, 2001.

Note 11. - Acquisitions

      In January 1999, the Company acquired the assets of three free-standing retail stores in the United Kingdom which were previously owned and operated by a Singapore-based company, for approximately $17.4 million. The aggregate purchase price was financed with working capital and the issuance of subordinated notes payable which mature in January 2002, and bear interest at LIBOR.

      The acquisition was accounted for as a purchase business combinaiton, with any excess of the remaining purchase price over the estimated fair value of the assets acquired, being recorded as goodwill.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 12. - Stock Options and Restricted Stock

      The Company has three plans which reserve shares of common stock for issuance. One plan is for employees, officers, advisors and independent consultants of the Company (the "Stock Incentive Plan"). The other two plans are for non-employee directors (the "Non-Employee Director Stock Option Plan" and the "Non-Employee Director Restricted Stock Plan"). Options and restricted stock granted under the plans will become fully vested upon a change in control of the Company (as defined in the plan). The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options awarded under these plans. If compensation cost for the stock options awarded had been determined based on the fair value at the grant dates for awards in fiscal 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's pro forma net income (loss) and net income (loss) per common share would have been as follows (in thousands, except per share data):

                                                             Year Ended
                                                 -------------------------------------
                                               December 31,   January 2,    January 3,
                                                   2000          2000          1999
                                                ----------    ----------    ----------
Net income - as reported ...................    $   19,187    $   10,036    $      128
                                                ==========    ==========    ==========
Net income (loss) - pro forma ..............    $   16,732    $    6,624    $   (1,829)
                                                ==========    ==========    ==========
Net income (loss) per common share - basic
     As reported ...........................    $     0.89    $     0.46    $     0.01
     Pro forma .............................    $     0.77          0.31         (0.08)
Net income (loss) per common share - diluted
     As reported ...........................    $     0.87    $     0.46    $     0.01
     Pro forma .............................    $     0.76          0.31         (0.08)

      The pro forma effect on net income for fiscal 2000, 1999 and 1998 is not representative of the pro forma effect on net income in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants which extends beyond the reported years.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                        Year Ended
                                          -------------------------------------
                                          December 31,  January 2,   January 3,
                                             2000          2000         1999
                                          ------------  ----------   ----------
Expected volatility ....................       60.6%         57.4%        59.2%
Average expected option life ...........    6 years       6 years      6 years
Average risk free interest rate ........        5.1%          6.7%         5.1%
Dividend yield .........................        0.0%          0.0%         0.0%

      Under the Stock Incentive Plan, which was amended in fiscal 1997, options to purchase shares of common stock and awards of restricted shares of common stock of up to a combined 2,600,000 shares may be granted (includes an award of 105,100 shares granted at the Company's initial public offering and 150,000 shares of restricted common stock (see Note 13)). The exercise price of the options may not be less than 100% of the market value of a share of common stock at the time of grant. An incentive stock option may not be exercised within one year of the date of grant, and no options may be exercised after ten years from the effective date of the plan. The options granted in fiscal 2000, fiscal 1999 and fiscal 1998 vest on a yearly basis in 33 1/3% increments, beginning on the first anniversary of the date of grant. Common stock reserved for future grants under the Stock Incentive Plan aggregated 1,056,420 shares as of December 31, 2000.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

      Under the Non-Employee Director Stock Option Plan, options to purchase up to 100,000 shares of common stock may be granted, subject to adjustments in certain circumstances. Each eligible director, on the initial grant date, is granted options to purchase 7,500 shares of common stock. Each year, other than with respect to the year in which an eligible director receives an initial grant of options, each eligible director will receive an additional option to purchase 1,000 shares of common stock. Upon the exercise of an option, the purchase price paid will be 100% of the market value of such share at the time of the grant of the option. Options granted will be exercisable on or after the first anniversary of the date of grant, and will expire on the tenth anniversary of the date of grant. Common stock reserved for future grants under the Non-Employee Director Stock Option Plan aggregated 70,000 shares as of December 31, 2000.

      A summary of the Company's stock option programs as of fiscal 2000, 1999 and 1998 and changes during the years then ended, are presented below:

                                                                                  Non-Employee Director
                                                  Stock Incentive Plan              Stock Option Plan
                                              ---------------------------      ---------------------------
                                                                Weighted                         Weighted
                                                                 Average                          Average
                                                                Exercise                         Exercise
                                                Shares            price           Shares          price
                                              ----------       ----------      ----------       ----------
Outstanding at December 28, 1997 .......       1,741,500       $    18.74          23,500       $    17.98
Granted ................................         953,717             8.90           3,000            15.56
Forfeited or cancelled .................      (1,413,707)           20.16              --               --
                                               ---------                       ----------
Outstanding at January 3, 1999 .........       1,281,510             9.85          26,500            17.71
Granted ................................         405,540             6.87           9,500             8.53
Exercised ..............................          (1,459)            6.25              --               --
Forfeited or cancelled .................        (137,581)           12.12          (1,000)           15.56
                                               ---------                       ----------
Outstanding at January 2, 2000 .........       1,548,010             8.80          35,000            15.28
Granted ................................         131,433             7.44           3,000             7.06
Exercised ..............................          (5,168)            6.41              --               --
Forfeited or cancelled .................        (905,168)           10.35          (8,000)           19.90
                                               ---------                       ----------
Outstanding at December 31, 2000 .......         769,107       $     6.74          30,000       $    13.22
                                               =========                       ==========

      The weighted average fair value of options granted during 2000, 1999 and 1998 was $4.52, $4.21 and $5.36 per share, respectively.

      For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2000 are as follows:

                                                                  Outstanding                             Exercisable
                                                -----------------------------------------------  ----------------------------
                                                                                  Weighted                      Weighted
      Range of                                                   Remaining         average                       average
   Exercise prices                                 Options      life (years)    exercise price     Options    exercise price
------------------------                        -------------  ---------------  ---------------  ------------ ---------------
Stock Incentive Plan
   $5.94 to $6.25  ..........................      510,089          6.4            $  6.24         455,279         $  6.25
   $7.00 to $7.44  ..........................      251,518          5.8               7.23          72,848            7.16
   $24.00  ..................................        7,500          5.4              24.00           7,500           24.00
                                                   -------                                         -------
   $5.94 to $24.00 ..........................      769,107          6.2               6.74         535,627            6.62
                                                   =======                                         =======

Non-Employee Director Stock Option Plan
   $7.06 to $11.00 ..........................       13,000          8.6            $  8.29          10,000         $ 10.77
   $13.25 to $21.13 .........................       17,000          5.6              17.00          17,000           17.00
                                                   -------                                         -------
   $7.06 to $21.13 ..........................       30,000          6.9              13.22          27,000           14.69
                                                   =======                                         =======

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

      In January 2000, The Company' Incentive Compensation Subcommittee approved an exchange program which permitted the Company's executive officers to elect to have the Company cancel all of their existing vested and unvested options, and receive an award of restricted shares of common stock intended to have the same economic value as the options, determined on a Black-Scholes basis. The restricted shares will vest on the third anniversary of the date of the grant or earlier in 20% increments if the Company's common stock attains certain price levels. As a result of the program, options to purchase 770,000 shares were cancelled and 388,226 restricted shares were awarded. In addition, in March 2000, under the Stock Incentive Plan, the Company awarded 140,791 restricted shares of common stock to executive officers and certain key employees. The restricted shares will vest on the fifth anniversary of the date of the grant or earlier in 20% increments if the Company's common stock attains certain price levels. All of the restricted shares awarded in 2000 are subject to certain restrictions on transferability and a risk of forfeiture. The market value of these shares on the date of grant has been recorded as unearned compensation, and is being charged to selling, general and administrative expenses over the corresponding vesting period.

      Under the Non-Employee Director Restricted Stock Plan, each non-employee director is entitled to receive a grant of 500 shares of common stock as of the first day of the month following the annual meeting of stockholders, which will vest on the first anniversary of the date of grant. In addition, the restricted stock award will become fully vested upon a change in control of the Company (as defined in the plan).

      The following table summarizes the activity of restricted stock for fiscal 2000:

                                                                Non-Employee Director
                                    Stock Incentive Plan        Restricted Stock Plan
                                  -----------------------      -----------------------
                                                 Weighted                     Weighted
                                                  Average                      Average
                                   Shares       Fair Value      Shares       Fair Value
                                  --------       --------      --------       --------
Unvested shares outstanding,
   beginning of period             150,000       $  10.63         1,500       $  11.00
Shares awarded                     529,017           7.44         1,500           7.06
Shares forfeited                    (9,644)          7.44            --             --
Shares vested                           --             --        (1,500)         11.00
                                  --------       --------      --------       --------
Unvested shares outstanding,
   end of period                   669,373       $   8.15         1,500       $   7.06
                                  ========       ========      ========       ========

Note 13. - Commitments and Contingencies

      The Company has employment agreements with key executives which provide for guaranteed minimum compensation, minimum cash bonuses, stock options and termination payments and benefits. One employment agreement calls for a severance package, if the employee is terminated without cause during the one year period subsequent to a change in control, of three times the employee's base salary plus three times the bonus compensation for the immediately prior fiscal year. The employee is also entitled to receive $750,000 on the earlier of six months following a change in control, or termination without cause on or after a change in control. If these payments, as well as any other benefits due to the employee, are subject to an excise tax under the Internal Revenue Code of 1986 as "excess parachute payments", then the employee will be entitled to receive a tax gross-up so that the employee is in the same tax position as if there were no such excise tax. This same agreement contains a provision whereby the Company has granted 150,000 shares of restricted common stock to the employee. These shares are subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions expire at the earlier of five years from the date of grant or upon the attainment of certain market value goals for the common stock. As of December 31, 2000, all 150,000 shares were subject to the forfeiture provisions. These shares have been recorded as unearned compensation and are presented as a separate component of stockholders' equity. The unearned compensation is being charged to selling, general and administrative expenses over the five-year vesting period, or until such time as the market value goals are attained, in which case the expense will be accelerated to match the amounts earned. Total expense for the fiscal 2000, 1999 and 1998 amounted to approximately $319,000, $398,000 and $239,000,

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

respectively. Another employment agreement contains a deferred compensation clause whereby the employee is entitled to $1 million plus interest in October 2005. This amount becomes vested at the rate of 20% per year in the event the employee is terminated without cause, and becomes fully vested upon a change in control of the Company.

      The Company has a severance plan that covers certain executive officers and key employees of the Company. In the event of a change in control, as defined, each covered employee who is terminated without cause during the one year period subsequent to, or 90 days prior to, the change in control is entitled to receive, in addition to severance benefits payable under such individual's employment contract or other severance benefits due, a lump sum payment equal to the employees then current annual salary.

      The Company has an Executive Incentive Plan ("EIP") whereby bonuses are generally paid to certain executive officers and key employees, based on pre-determined performance criteria. In the event of a change in control, under the terms of the EIP, the Company is obligated to make at least a pro-rata payment of each employee's target bonus for that plan year up to the date of the change in control. However, the Company may elect to make an additional payment of up to the employee's full bonus target for such plan year. All payments made under this change in control provision will reduce the employee's final award for such plan year.

      The Company also has a Voluntary Deferred Compensation Plan for Non-Employee Directors of the Company. This plan provides that an eligible director, at the election of the director, may defer payment of his or her cash retainer and meeting fees for five years or until he or she ceases to be a director. The deferred amounts, at the election of the director, during the deferral period either (i) are credited with interest at prescribed rates or
(ii) are converted to the equivalent of that number of shares of the Company's common stock (based on the market price at the time of the deferral) that could be purchased with the deferred amounts. All payments under the Deferred Compensation Plan are in the form of cash. The Deferred Compensation Plan provides that lump-sum payments of all deferred compensation will be made as soon as administratively feasible following the date that (i) the participating director ceases to be a member of the Board of Directors or (ii) the Deferred Compensation Plan is terminated.

      In December 2000, several putative class actions were filed in state court in Delaware and New York (collectively the "LVMH Actions") in connection with the offer of LVMH to acquire the outstanding shares of the Company for a price of $8.50 per share (the "LVMH Offer"). All of the complaints name the Company, its Chairman, its Vice Chairman and its Chief Executive Officer as defendants. Two of the complaints also name the Company's outside Board members as defendants and three of the complaints also name LVMH as a defendant.

      The LVMH Actions allege, inter alia, that the price offered by LVMH to purchase the Company's common stock is inadequate, that defendants breached their fiduciary duties in connection with the LVMH Offer and that the Chairman and Vice Chairman furthered their own interest at the expense of the Company's interests, in allegedly negotiating with LVMH concerning the proposed sale of the Company to LVMH.

      Following the commencement of the LVMH Actions, counsel for the Company and the other defendants entered into (i) a stipulation with counsel for plaintiffs in the actions filed in New York staying such actions and providing that the outcome of those actions will be governed by the outcome of the actions filed in Delaware; and (ii) a stipulation with counsel for plaintiffs in the actions filed in Delaware providing that such actions will be consolidated and that defendants need not respond to the individual complaints pending the filing of a consolidated amended complaint. No consolidated amended complaint has been filed and discovery has not commenced.

      The Company is also involved from time to time in routine legal matters and litigation incidental to its business. While the outcome of these matters, as well as the LVMH Actions, could have a material adverse effect on the Company's results of operations and cash flows in the period in which such outcome is determined, in the Company's opinion, the results of these matters are not expected to have a material effect on the Company's financial position or results of operations.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 14. - Income Taxes

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

      The income tax provision consists of the following:

                                                                                         Year Ended
                                                                        ----------------------------------------------
                                                                        December 31,      January 2,       January 3
                                                                            2000             2000             1999
                                                                        ------------     ------------     ------------
                                                                                       (In thousands)
Current income taxes:
     Federal Taxes .................................................    $      3,523     $      2,907     $     (2,374)
     State and local taxes .........................................           1,115            1,485            1,245
     Foreign taxes .................................................             521              372            2,227
                                                                        ------------     ------------     ------------
                                                                               5,159            4,764            1,098
Deferred income taxes ..............................................          (1,996)          (4,211)            (988)
                                                                        ------------     ------------     ------------
                                                                        $      3,163     $        553     $        110
                                                                        ============     ============     ============

      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant items comprising the Company's net deferred tax asset were as follows:

                                                                                        Year Ended
                                                                              -----------------------------
                                                                              December 31,      January 2,
                                                                                  2000             2000
                                                                              ------------     ------------
                                                                                      (In thousands)
Current:
  Uniform inventory capitalization .......................................    $      2,728     $      2,717
  Allowance for doubtful accounts and other receivable related reserves ..          15,911           10,428
  Inventory ..............................................................           5,222            6,572
  Other accruals .........................................................           9,778           11,123
  Deferred revenue .......................................................           2,963            5,989
  Net foreign operating loss carryforwards ...............................             737            1,074
                                                                              ------------     ------------
                                                                                    37,339           37,903
                                                                              ------------     ------------
Non-Current:
  Deferred revenue .......................................................          11,562           11,404
  Depreciation ...........................................................          11,304           13,711
  Foreign tax credit carryforwards .......................................           1,742            2,933
                                                                              ------------     ------------
                                                                                    24,608           28,048
                                                                              ------------     ------------

Valuation allowance ......................................................         (14,000)         (20,000)
                                                                              ------------     ------------
                                                                              $     47,947     $     45,951
                                                                              ============     ============

      The Company has available foreign net operating loss carryforwards of approximately $2.4 million to offset future taxable income. The foreign net operating loss carryforwards do not expire. In addition, the Company has foreign tax credit carryforwards of approximately $1.7 million which expire from fiscal 2002 through fiscal 2004.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

      Realization of the future tax benefits related to the deferred tax assets is dependent on many factors including the Company's ability to generate sufficient taxable income within the net operating loss carry forward period and potential limitations imposed by the Internal Revenue Code. Due to the inherent uncertainties in estimating future taxable income, the Company recorded a valuation allowance of $24.0 million in fiscal 1997. During fiscal 2000 and 1999, the Company recognized certain deferred tax assets and reduced the valuation allowance by $6.0 million and $4.0 million, respectively, based upon taxable income in those years. The valuation allowances at December 31, 2000 and January 2, 2000 were $14.0 million and $20.0 million, respectively.

      The foreign and domestic components of income before income taxes were a foreign income of $4.8 million and domestic income of $17.5 million in 2000 and foreign loss of $4.1 million and domestic income of $14.6 million in 1999.

      A reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate to income before taxes and the actual provision for income taxes is as follows:

                                                                            Year Ended
                                                          ------------------------------------------------
                                                          December 31,       January 2,       January 3,
                                                              2000              2000              1999
                                                          ------------      ------------      ------------
                                                                           (In thousands)
Federal statutory rate ...............................    $      7,822      $      3,706      $         83
State and local taxes, net of Federal tax benefits ...             892               711               770
Taxes related to foreign income, net of credits ......            (619)             (389)           (1,080)
Valuation allowance ..................................          (6,000)           (4,000)               --
Other items, net .....................................           1,068               525               337
                                                          ------------      ------------      ------------
                                                          $      3,163      $        553      $        110
                                                          ============      ============      ============
Effective tax rate ...................................            14.2%              5.2%             46.2%
                                                          ============      ============      ============

      Exclusive of the impact of the valuation allowance, the Company's effective tax rate was 41.0% and 43.0% in fiscal 2000 and fiscal 1999, respectively.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 15. - Comprehensive Income (loss)

      Comprehensive income (loss) is comprised of net income and other comprehensive income (loss), which contains gains or losses from foreign currency translation. The change in accumulated other comprehensive loss, exclusive of deferred income taxes, for the years ended at December 31, 2000 and January 2, 2000 is as follows:

                                                                 Year Ended
                                                      -----------------------------
                                                      December 31,      January 2,
                                                          2000             2000
                                                      ------------     ------------
                                                              (In thousands)
Foreign currency translation, beginning of year ..    $       (991)    $     (1,206)
Current period income (loss) .....................            (424)             215
                                                      ------------     ------------
Foreign currency translation, end of year ........    $     (1,415)    $       (991)
                                                      ============     ============

      Other comprehensive income (loss) is as follows:

                                                                  Year Ended
                                                 ---------------------------------------------
                                                 December 31,      January 2,      January 3,
                                                     2000             2000            1999
                                                 ------------     ------------    ------------
                                                                  (In thousands)
Foreign currency translation adjustments,
   before taxes .............................    $       (424)    $        215    $       (751)
Provision (benefit) for taxes (1) ...........              --               --              --
                                                 ------------     ------------    ------------
Foreign currency translation adjustments,
   net of taxes .............................    $       (424)    $        215    $       (751)
                                                 ============     ============    ============

-------------------
(1) For fiscal 2000, 1999 and 1998 there was no sale or liquidation of the Company's investment in a foreign entity. As such, no reclassification adjustments were required and gross amounts were displayed exclusive of any provision for income taxes.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 16. - Segment Information

      The Company has three reportable business segments: wholesale, licensing, and retail. The Company's wholesale business consists of three divisions: womenswear, menswear, and accessories, all of which sell products under the Donna Karan New York and DKNY brands to department stores, specialty stores, boutiques, and to the Company's owned and licensed free-standing stores. The accessories division also sells products under the DKNY Jeans, DKNY Active and CITY DKNY brands. The Company also sells products in Europe under the DKNY Jeans brand. The licensing division forms strategic alliances with companies, through which it licenses the right to develop, market, and sell products under the Donna Karan New York, DKNY, DKNY Jeans, DKNY Active and CITY DKNY brands, and licenses, on a royalty-free basis, free-standing stores under the Donna Karan New York, DKNY and DKNY Jeans names. The retail division operates outlet stores and full-price, domestic free-standing retail stores.

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

      Information related to the Company's geographic segments are as follows:

                             December 31,     January 2,      January 3,
                                 2000            2000            1999
                             ------------    ------------    ------------
                                            (In thousands)
Net revenues:
United States ...........    $    434,845    $    462,752    $    422,947
Japan ...................          22,102          27,842          46,528
Other ...................         205,748         171,243         153,171
                             ------------    ------------    ------------
                             $    662,695    $    661,837    $    622,646
                             ============    ============    ============

      In fiscal 2000, the Company had one customer who accounted for 10.2% of revenues. In fiscal 1998 sales to entities affiliated with a Singapore-based company, including DKJ, and certain free-standing international retail stores, were 10.5% of the Company's revenues. In fiscal 1999, no customer accounted for greater than 10% of revenues.

      Sales to Japan for the quarter ended March 28, 1998 were made to a 30% owned subsidiary (see Note 6).

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

     Intersegment sales and transfers are recorded at amounts that approximate cost. All intercompany revenues and profit or loss is eliminated in consolidation.

                                                                Wholesale       Licensing         Retail              Total
                                                                ---------       ---------       ---------           ---------
                                                                                       (In thousands)
December 31, 2000
Net revenues from external customers........................    $ 490,684       $  45,246       $ 126,765           $ 662,695

Intersegment revenues ......................................       68,834              --              --              68,834
Segment operating profit (loss) ............................       16,068(1)       21,260         (12,383)(1)          24,945
Segment assets .............................................      258,910          10,100          55,204             324,214

January 2, 2000
Net revenues from external customers........................    $ 496,288       $  35,142(3)    $ 130,407           $ 661,837
Intersegment revenues ......................................       74,179              --              --              74,179
Segment operating profit (loss) ............................       14,556(2)       18,022(3)      (17,899)(2)(4)       14,679
Segment assets .............................................      240,440           4,729          59,122             304,291

January 3, 1999
Net revenues from external customers........................      510,872          18,458          93,316             622,646
Intersegment revenues ......................................       56,420              --              --              56,420
Segment operating profit (loss) ............................       11,999           6,382         (16,116)              2,265
Segment assets .............................................      242,399           1,421          34,909             278,729

--------------------

(1) In fiscal 2000, the Company reversed previously recorded and other non-recurring charges of $1.6 million that were no longer deemed necessary, and recorded costs related to the LVMH Merger Offer of $2.4 million. Exclusive of these charges and credits, operating profit (loss) for the wholesale and retail segments would have been $17.8 million and ($13.4) million, respectively.
(2) In December 1999, the Company recorded restructuring and non-recurring charges related to the consolidation of divisions, the impairment of under-performing assets and the closing of outlet stores (see Note 9). Exclusive of these charges, operating profit (loss) for the wholesale and retail segments was $18.2 million and ($12.0) million, respectively.
(3) In fiscal 1999, includes recognition of a one-time licensing credit of $5.0 million, related to the ELI beauty license (see Note 8). Exclusive of the one-time licensing credit, segment net revenues and operating profit in fiscal 1999 was $30.1 million and $13.0 million, respectively.
(4) In fiscal 1999, The Company expensed $1.9 million of costs associated with the opening of its DKNY flagship store on Madison Avenue in New York City, New York (see Note 1). Prior to the charges (see note (2) above) and the opening costs, segment operating loss in fiscal 1999 was $10.1 million.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 17. - Quarterly Results of Operations (Unaudited)

      The following summarizes the unaudited quarterly operating results of the Company for fiscal 2000 and fiscal 1999 (in thousands, except per share amounts):

2000                                                           Quarter Ended
                                           ---------------------------------------------------
                                            April 2     July 2(1)      Oct. 1    Dec. 31(2)(3)
                                           ---------    ---------     ---------  -------------
Net revenues ..........................    $ 172,770    $ 120,513     $ 203,741    $ 165,671
Gross profit ..........................       55,979       32,324        72,648       56,964
Net income (loss) .....................        3,329       (6,982)       13,980        8,860
Net income (loss) per common share:
  Basic ...............................         0.15        (0.32)         0.65         0.41
  Diluted .............................         0.15        (0.32)         0.63         0.40

1999                                                           Quarter Ended
                                           -------------------------------------------------
                                            April 4      July 4        Oct. 3(4)   Jan. 2(5)
                                           ---------    ---------     ---------    ---------
Net revenues ..........................    $ 160,720    $ 122,033     $ 202,511    $ 176,573
Gross profit ..........................       47,199       33,638        72,498       57,816
Net income (loss) .....................        2,163       (7,870)       12,951        2,792
Net income (loss) per common share:
  Basic ...............................         0.10        (0.36)         0.60         0.13
  Diluted .............................         0.10        (0.36)         0.60         0.13

------------------------

(1) In fiscal 2000, includes the reversal of previously recorded restructuring and other non-recurring charges of $1.0 million that were no longer deemed necessary. Exclusive of these reversals, net loss per common share on a fully diluted basis was $0.34 per share.
(2) In fiscal 2000, includes the reversal of previously recorded restructuring and other non-recurring charges of $0.6 million that were no longer deemed necessary, costs related to a proposed merger of $2.4 million, and a $6.0 million reduction in a previously recorded income tax valuation allowance (see Note 14). Exclusive of these charges and credits, net income per common share on a fully diluted bases was $0.18 per share.
(3) In the fourth quarter of fiscal 2000, gross profit includes $1.4 million, or $0.04 per share on a fully diluted basis, as a result of the resolution of certain amounts with third parties related to product costs, offset in part by unfavorable inventory variances. The net effect in the full fiscal year 2000 for these items was not material.
(4) In fiscal 1999, includes recognition of the one-time licensing credit, relating to the ELI beauty license, amounting to $5.0 million (see Note
      8). Exclusive of the licensing credit, net income per common share on a fully diluted basis was $0.46 per share.
(5) In fiscal 1999, includes restructuring and other non-recurring charges of $9.6 million (see Note 9) and a $4.0 million reduction in a previously recorded income tax valuation allowance (see Note 14). Exclusive of these charges and credits, net income per common share on a fully diluted basis was $0.19 per share.

Note 18. - Subsequent Event

      On April 2, 2001, the Company and LVMH announced that they had entered into an Agreement and Plan of Merger, dated as of March 31, 2001 (the "Merger Agreement"), which sets forth the terms and conditions of the proposed acquisition of the Company by LVMH. Pursuant to the Merger Agreement, an indirect wholly-owned subsidiary of LVMH will be merged with and into the Company (the "Merger") and the Company will survive the Merger as an indirect subsidiary of LVMH. The Merger is subject to the approval of the stockholders of the Company and the satisfaction of other customary closing conditions, including the receipt of required regulatory approvals.

                         DONNA KARAN INTERNATIONAL INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        Three Years Ended January 2, 2000
                                 (In thousands)

                                             Balance at    Charged to     Additions                    Balance at
                                            Beginning of   Costs and   Charged to Other                  End of
Description                                    Period       Expenses       Accounts     Deductions       Period
                                              --------      --------       --------      --------       --------
Year ended December 31, 2000
Allowance for doubtful accounts ........      $  1,745      $ (1,215)            --      $   (397)      $    927
Allowance for chargebacks ..............        19,792        31,112             --        21,613         29,291
Allowance for cash discounts ...........         1,861        12,259             --        12,416          1,704
Allowance for sales returns ............         3,795        26,496             --        26,035          4,256
                                              --------      --------       --------      --------       --------

                                              $ 27,193      $ 68,652            $--      $ 59,667       $ 36,178
                                              ========      ========       ========      ========       ========

Year ended January 2, 2000
Allowance for doubtful accounts ........      $  1,242      $  2,717             --      $  2,214       $  1,745
Allowance for chargebacks ..............        21,107        15,057             --        16,372         19,792
Allowance for cash discounts ...........         2,584        12,243             --        12,966          1,861
Allowance for sales returns ............         4,939        16,199             --        17,343          3,795
                                              --------      --------       --------      --------       --------
                                              $ 29,872      $ 46,216            $--      $ 48,895       $ 27,193
                                              ========      ========       ========      ========       ========

Year ended January 3, 1999
Allowance for doubtful accounts ........      $  1,182      $  1,544            $--      $  1,484       $  1,242
Allowance for chargebacks ..............        37,357        13,144             --        29,394         21,107
Allowance for cash discounts ...........         2,940        14,279             --        14,635          2,584
Allowance for sales returns ............        10,556        18,579             --        24,196          4,939
                                              --------      --------       --------      --------       --------
                                              $ 52,035      $ 47,546             --      $ 69,709       $ 29,872
                                              ========      ========       ========      --------       ========

Year ended December 28, 1997
Allowance for doubtful accounts ........      $  1,661      $    843             --      $  1,322       $  1,182
Allowance for chargebacks ..............        18,847        43,329             --        24,819         37,357
Allowance for cash discounts ...........         3,198        18,647             --        18,905          2,940
Allowance for sales returns ............         3,051        36,000             --        28,495         10,556
                                              --------      --------       --------      --------       --------
                                              $ 26,757      $ 98,819            $--      $ 73,541       $ 52,035
                                              ========      ========       ========      ========       ========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2001

                                                DONNA KARAN INTERNATIONAL INC.


                                                By     /s/ John D. Idol
                                                  ----------------------------
                                                         John D. Idol
                                                    Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                      Title                          Date
        ---------                      -----                          ----


     /s/ Donna Karan       Chairman of the Board and            March 30, 2001
------------------------   Chief Designer
       Donna Karan


    /s/ Stephan Weiss      Vice Chairman of the Board           March 30, 2001
------------------------
      Stephan Weiss


    /s/ John D. Idol       Chief Executive Officer and          March 30, 2001
------------------------   Director
      John D. Idol


/s/ M. William Benedetto   Director                             March 30, 2001
------------------------
  M. William Benedetto


     /s/ John Eyler        Director                             March 30, 2001
------------------------
       John Eyler


   /s/ Ann McLaughlin      Director                             March 30, 2001
------------------------
     Ann McLaughlin


    /s/ Frank R. Mori      Director                             March 30, 2001
------------------------
      Frank R. Mori


  /s/ Joseph B. Parsons    Chief Financial and Operations       March 30, 2001
------------------------   Officer (Principal Financial
    Joseph B. Parsons      Officer and Principal Accounting
                           Officer)

                                  EXHIBIT INDEX

Exhibit No.                         Description of Exhibits
-----------                         -----------------------

2.1 Agreement and Plan of Contribution, dated as of June 10, 1996, among the Company, Takihyo Inc., Donna Karan, Stephan Weiss, Stephan Weiss, as trustee under Trust Agreement for the benefit of Lisa Weiss Keyes, Corey Weiss, and Gabrielle Karan, Stephan Weiss, as trustee under Trust Agreement for the benefit of Donna Karan, Gabrielle Studio, Inc., Tomio Taki, Frank R. Mori, Christopher Mori, and Heather Mori (Incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form S-1, dated June 27, 1996)
3.1 Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.2 to the Company's Registration Statement on Form S-1, dated June 27, 1996)
3.2         Bylaws of the Company (Incorporated by reference from Exhibit
3.3         to the Company's Registration Statement on Form S-1, dated June 27,
            1996) 3.3 Amendment No.1 to By-laws of the Company (Incorporated by reference from Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 28, 1997)
10.1 Second Amended and Restated Credit Agreement, dated as of January 29, 1998 among The Donna Karan Company, The Donna Karan Company Store, G.P., Donna Karan Studio, DK Footwear Partners, the institutions time to time parties thereto, and Citibank, N.A., as administrative agent (Incorporated by reference from Exhibit 10.1 to the Company's Form 10-K for the year ended December 28, 1997)
10.2 Registration Rights Agreement, dated as of June 10, 1996, among the Company, Donna Karan, Stephan Weiss, Stephan Weiss, as trustee under Trust under trust agreement for the benefit of Lisa Weiss Keyes, Corey Weiss, and Gabrielle Karan, Stephan Weiss, as trustee under Trust Agreement for the benefit of Donna Karan, Gabrielle Studio, Inc., Takihyo Inc., Tomio Taki, Frank R. Mori, Christopher Mori, and Heather Mori (Incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1, dated June 27, 1996)
10.3 License Agreement, dated as of July 3, 1996, between Gabrielle Studio, Inc. and Donna Karan Studio (Incorporated by reference from
            Exhibit 10.5 to the Company's Registration Statement on Form S-1, dated June 27, 1996)
10.4 Guaranty of License, dated as of July 3, 1996, from the Company to Gabrielle Studio, Inc. (Incorporated by reference from Exhibit 10.6 to the Company's Registration Statement on Form S-1, dated June 27,
            1996)
10.5 License Agreement, dated as of July 3, 1996, between Donna Karan Studio and Stephan Weiss (Incorporated by reference from Exhibit
            10.7 to the Company's Registration Statement on Form S-1, dated June 27, 1996)
10.6 Employment Agreement, dated as of July 3, 1996, between the Company and Donna Karan (Incorporated by reference from Exhibit 10.8 to the Company's Registration Statement on Form S-1, dated June 27, 1996)*
10.7 Employment Agreement, dated as of July 3, 1996, between the Company and Stephan Weiss (Incorporated by reference from Exhibit 10.9 to the Company's Registration Statement on Form S-1, dated June 27,
            1996)*
10.8 Stockholders Agreement, dated as of June 10, 1996, among Donna Karan, Stephan Weiss, Stephan Weiss as trustee under Trust Agreement for the benefit of Lisa Weiss Keyes, Corey Weiss, and Gabrielle Karan, Stephan Weiss as trustee under Trust Agreement for the benefit of Donna Karan, Gabriel Studio, Inc., Takihyo Inc., Tomio Taki, Frank R. Mori, Christopher Mori, and Heather Mori (Incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on Form S-1, dated June 27, 1996)

10.9 Employment Agreement, dated as of October 15, 1996, between The Donna Karan Company and Joseph B. Parsons (Incorporated by reference from 10.9 Exhibit 10.14 to the Company's Form 10-K for the year ended December 29, 1996)*
10.10 Employment Agreement, dated as of July 25, 1997, among the Company, The Donna Karan Company and John D. Idol, and related bonus programs. (Incorporated by reference from Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 28, 1997)*
10.11 Amendment No. 1 to Employment Agreement between the Company and Donna Karan (Incorporated by reference from Exhibit 10.2 to the Company's 10-Q for the quarter ended September 28, 1997)*
10.12 Amendment No. 1 to Employment Agreement between the Company and Stephan Weiss (Incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 28, 1997)*
10.13 Amendment No. 2 to Employment Agreement between the Company and Stephan Weiss (Incorporated by reference from Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 28, 1997)*
10.14 Agreement, dated as of September 30, 1997, between The Donna Karan Company and Estee Lauder Inc. (Incorporated by reference from
            Exhibit 2.1 to the Company's Form 8-K, dated November 10, 1997).
10.15 Amended and Restated Second Amendment, dated as of October 30, 1998, among The Donna Karan Company, The Donna Karan Company Store, G.P., Donna Karan Studio, and DK Footwear Partners, the financial institutions time to time parties thereto as lenders, the financial institutions from time to time parties thereto as issuing banks, and Citibank, N.A., as administrative agent (Incorporated by reference from Exhibit 10.20 to the Company's Form 10-K for the year ended January 3, 1999)
10.16 Employment Agreement, dated as of December 18, 1998, between the Company and Lee Goldenberg. (Incorporated by reference from Exhibit
            10.21 to the Company's Form 10-K for the year ended January 3,
            1999)*
10.17 Voluntary Deferred Compensation Plan for Non-Employee Directors (Incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 28, 1998) *
10.18 Amendment No. 2 to Employment Agreement, dated as of November 1, 1999, by and between the Company and Donna Karan (Incorporated by reference from Exhibit 10.25 to the Company's Form 10-K for the year ended January 2, 2000)*
10.19 Third Amendment, dated as of May 15, 1999, among The Donna Karan Company, The Donna Karan Company Store, G.P., Donna Karan Studio, and DK Footwear Partners, the financial institutions from time to time parties thereto as lenders, the financial institutions from time to time parties thereto as issuing banks, Citibank, N.A., as administrative agent, The Chase Manhattan Bank and Nationsbank, N.A., as co-agents (Incorporated by reference from Exhibit 10.27 to the Company's Form 10-K for the year ended January 2, 2000)
10.20 Fourth Amendment, dated as of February 14, 2000, among The Donna Karan Company, The Donna Karan Company Store, G.P., Donna Karan Studio, and DK Footwear Partners, the financial institutions from time to time parties thereto as lenders, the financial institutions from time to time parties thereto as issuing banks, Citibank, N.A., as administrative agent, The Chase Manhattan Bank and Nationsbank, N.A., as co-agents (Incorporated by reference from Exhibit 10.28 to the Company's Form 10-K for the year ended January 2, 2000)
10.21 Fifth Amendment, dated as of June 9, 2000, among The Donna Karan Company, The Donna Karan Company Store, G.P., Donna Karan Studio, and DK Footwear Partners, the financial institutions from time to time parties thereto as lenders, the financial institutions from time to time parties thereto as issuing banks, Citibank, N.A., as administrative agent, The Chase Manhattan Bank and Nationsbank, N.A., as co-agents. (Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q for the quarter ended July 2, 2000).

10.22 Sixth Amendment dated as of November 20, 2000, among The Donna Karan Company, The Donna Karan Company Store G.P., Donna Karan Studio, and DK Footwear Partners, the financial institutions from time to time parties thereto as issuing banks, Citibank, N.A., as administrative agent, The Chase Manhattan Bank and Nations bank N.A., as co-agents.
10.23 Amendment, dated as of November 30, 2000, to the Employment Agreement among the Company, The Donna Karan Company, and John D. Idol and related letter agreement, dated as of December 14, 2000.*
10.24 Employment Agreement, dated as of October 10, 2000, between The Donna Karan Company and Joseph B. Parsons.*
10.25 Amendment, dated October 10, 2000, to the Employment Agreement between the Company and Lee Goldenberg*
10.26 Donna Karan International Inc. 1996 Non-Employee Director Stock Option Plan (as amended and restated through December 8, 2000)*
10.27 Donna Karan International Inc. 1996 Stock Incentive Plan (as amended and restated through December 8, 2000)*
10.28 Donna Karan International Inc. Wealth Accumulation Plan, effective December 28, 1997 (amended and restated through December 8, 2000)*
10.29 Donna Karan International Inc. Executive Incentive Plan, effective December 28, 1997 (amended and restated through December 8, 2000)*
10.30 Donna Karan International Inc. 1998 Non-Employee Director Restricted Stock Plan (as amended and restated through December 8, 2000)*
10.31 Donna Karan International Inc. Deferred Bonus Plan, effective as of February 1, 1999 (amended and restated through December 8, 2000)*
10.32 Donna Karan International Inc. Executive Severance Plan, effective as of November 30, 2000 (as amended through December 8, 2000)*
10.33 Amendment, dated as of March 30, 2001, to the Employment Agreement among the Company, The Donna Karan Company, and John D. Idol.*
21.1        Subsidiaries of the Company
23.1        Consent of Ernst & Young LLP

* Exhibit is a management contract or compensatory plan or arrangement.