Form 10-K/A
period 2000-12-31
DONNA KARAN INTERNATIONAL INC
filed 2001-04-30
CIK 1012369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------
                         ANNUAL REPORT ON FORM 10-K/A-1
(MARK ONE)

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM              TO
                                                ------------    ------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this FORM 10-K. __

      The aggregate market value of Registrant's Common Stock held by nonaffiliates as of March 28, 2001 was $101,872,962 based on 11,194,831 such shares outstanding on such date and the closing sales price for the Common Stock on such date of $9.10 as reported on the New York Stock Exchange. As of March 28, 2001, the Registrant had 22,253,254 shares of Common Stock outstanding.*

---------

* Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.

Part III of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 is hereby amended and, as so amended, is restated below in its entirety.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to executive officers of the Company which is called for by this Item 10 is incorporated herein by reference to the information set forth under the heading "Executive Officers of the Registrant" in Item 1 of this Annual Report on Form 10-K.

         The Board of Directors currently consists of three classes of directors, as nearly equal in number as possible. Directors hold office for staggered terms of three years (or less if they are filling a vacancy) and until their successors are elected and qualified, or until their earlier resignation or removal. One of the three classes, comprising approximately one-third of the directors, is elected each year to succeed the directors whose terms are expiring. The Company currently has seven directors, consisting of two Class I Directors, two Class II Directors, and three Class III Directors. There is one vacancy in each of Class I and Class II. Although the directors in Classes I, II, and III are serving terms which would have expired at the Company's annual meeting of stockholders to be held in 2003, 2001, and 2002, respectively, these directors currently are expected to serve as directors until consummation of the proposed Merger of the Company. If the Merger is not consummated for any reason, the Company will promptly convene an annual meeting of stockholders at which time Class II directors will be presented for a vote of reelection.

         The current directors of the Company are set forth below. The information concerning each director has been furnished by him or her to the Company.

         CLASS II DIRECTORS WHOSE TERMS EXPIRE IN 2001

         STEPHAN WEISS, 62, has served on the Board of Directors since April 1996 and as Vice Chairman since July 1996. From 1985 to 1992, Mr. Weiss served as the Operating Principal of the Company and from 1993 through 1995 as the Co-Chief Executive Officer of the Company. During that time, Mr. Weiss served the Company in various capacities, including having direct supervisory responsibility at various times for the legal department, licensing, new business ventures, and developing the Creative Services Department. Since July 1997, Mr. Weiss has served the Company in an advisory capacity. Mr. Weiss is the husband of Ms. Donna Karan, Chief Designer and a director of the Company.

          M. WILLIAM BENEDETTO, 59, a founder and principal of Benedetto, Gartland & Company Inc., a New York-based private placement and investment banking firm, has served as a director of the Company since July 1996. Before founding this firm in 1988, Mr. Benedetto was a senior executive in the investment banking industry. Mr. Benedetto is Chairman of the Board of Visitors of the Georgetown University School of Medicine.

         CLASS III DIRECTORS WHOSE TERMS EXPIRE IN 2002

         DONNA KARAN, 52, founded the Company along with Stephan Weiss, Tomio Taki, Frank R. Mori, and Takihyo Inc. in 1984 and has served as Chief Designer of the Company from the date of its formation and Chief Executive Officer from the date of the Company's formation until August 1997. Ms. Karan has served on the Board of Directors of the Company since April 1996, and has served as Chairman of the Board since July 1996. Immediately prior to the formation of the Company, Ms. Karan was the head designer at Anne Klein & Company. Ms. Karan is a member of the Board of Directors of the Council of Fashion Designers of America ("CFDA"), the Design Industries Foundation for AIDS, and the Martha

Graham Center of Contemporary Dance. Ms. Karan also serves as a member of the Board of Governors of the Parsons School of Design, a division of The New School. Ms. Karan was honored as the CFDA's Designer of the Year in 1985 and 1990, as its Menswear Designer of the Year in 1992, and as its Womenswear Designer of the Year in 1996. Ms. Karan is the wife of Mr. Stephan Weiss, Vice Chairman of the Company.

         ANN MCLAUGHLIN KOROLOGOS, 59, has served as a director of the Company since January 1997. Ms. McLaughlin Korologos is senior advisor to Benedetto, Gartland & Company Inc., a New York-based private placement and investment banking firm. Ms. McLaughlin Korologos also is Chairman Emeritus of The Aspen Institute, an international non-profit, educational, and public policy organization dedicated to serving leaders throughout the world, of which she was Chairman from October 1996 until August 2000 and served as Vice Chairman of this organization since August 1993. From May 1990 to September 1995, Ms. McLaughlin Korologos served as President of the Federal City Council, Washington, D.C., a non-profit, non-partisan organization. From 1987 to 1989, Ms. McLaughlin Korologos was the United States Secretary of Labor. She also served as Chairman of the President's Commission on Aviation
Security and Terrorism from 1989 to 1990 and as Under Secretary of the Department of the Interior from 1984 to 1987. Ms. McLaughlin Korologos is a director of AMR Corporation and its subsidiary, American Airlines Inc., Microsoft Corporation, Fannie Mae, Host Marriott Corporation, Kellogg
Company, Nordstrom (from which she will retire in May 2001), Vulcan Materials Company, and Harman International Industries, Inc.

         FRANK R. MORI, 60, has served as a director of the Company since January 2000 and founded the Company along with Donna Karan, Stephan Weiss, Tomio Taki, and Takihyo Inc. in 1984. Since 1986, Mr. Mori has served as Co-Chief Executive Officer and President of Takihyo Inc., which has been a financial holding company since July 1999. Prior to that time, Takihyo Inc. owned the Anne Klein group of companies, a women's apparel company, including Anne Klein & Company, of which Mr. Mori was President and Chief Executive Officer from 1975 to July 1999. Mr. Mori also is a director of The Stride Rite Corporation.

         CLASS I DIRECTORS WHOSE TERMS EXPIRE IN 2003

         JOHN D. IDOL, 42, joined the Company in July 1997 and has served as Chief Executive Officer and a director of the Company since August 1997. Prior to joining the Company, Mr. Idol was employed by Polo Ralph Lauren Corporation, a publicly-traded apparel company, from 1984 through July 1997, most recently as Group President, Product Licensing including Home Collection operations.

         JOHN EYLER, 53, has served as a director of the Company since April 1999. Since January 2000, Mr. Eyler has been President and Chief Executive Officer and a director of Toys "R" Us, Inc., a worldwide retailer of children's products. From June 1992 to January 2000, he was Chairman and Chief Executive Officer of F.A.O. Schwarz, an upscale retailer of toys. From 1989 to 1992, Mr. Eyler was the Chief Executive Officer of the retail subsidiary of Hartmarx Corporation, a men's clothing manufacturer, and from 1983 to 1989 was Chairman/Chief Executive Officer of MainStreet, a retail division of Federated Department Stores.

CERTAIN VOTING ARRANGEMENTS

         Pursuant to a stockholders agreement, Ms. Karan, Mr. Weiss, The Stephan Weiss and Donna Karan Alaska Community Property Trust, the 2000 Stephan Weiss Revocable Trust and the KW Trust (as hereinafter defined) (collectively, the "Karan/Weiss Group"), are entitled to designate one member to the Board of Directors of the Company (in addition to Ms. Karan and Mr. Weiss) as long as the combined ownership of the shares of common stock of the Company held by members of the Karan/Weiss Group is not less than 20% of the then outstanding common stock. Additionally, pursuant to such stockholders agreement, Mr. Tomio Taki, Mr. Frank R. Mori, Takihyo Inc., and certain affiliates of Messrs. Taki and Mori (collectively, the "Takihyo Group") are entitled to designate (a) two members of the Board of Directors until such time as the Takihyo Group sells any shares of common stock of the Company owned by it (other than shares distributed to stockholders of Takihyo Inc.) and (b) thereafter, one member of the Board of Directors as long as the Takihyo Group owns not less than 10% of the then outstanding common stock, except that if either Mr. Taki or Mr. Mori is otherwise able to serve, and is serving, as the one designee of the Takihyo Group, then such person shall be entitled to continue to serve as a director as long as the Takihyo Group continues to own not less than 5% of the then outstanding common stock. The stockholders agreement provides that neither Mr. Mori, Mr. Taki, nor any other affiliate of the Takihyo Group may serve as a director as long as the Takihyo Group has an ownership interest in, or either of such person is an officer or director of, Anne Klein & Company or any other competitor of the Company. Pursuant to the stockholders agreement, the Karan/Weiss Group, on the one hand, and the Takihyo Group, on the other hand, have agreed to vote the shares of common stock of the Company owned by them for each other's designees (and, in the case of the Takihyo Group, for Ms. Karan and Mr. Weiss) as directors. The designee to the Board of Directors of the Karan/Weiss Group and the designees of the Takihyo Group (other than Messrs. Taki or Mori) must be reasonably satisfactory to the Company's Board of Directors. Mr. Mori currently is serving on the Board as the designee of the Takihyo Group. Additionally, Ms. Karan and Mr. Weiss, each of whom holds nine shares of Class A common stock, and Messrs. Taki and Mori, each of whom holds one share of Class B common stock, have agreed in writing that, if the holders of Class A common stock or Class B common stock are entitled to vote separately as a class with respect to a matter, they will vote their respective shares of Class A and Class B common stock as nearly as possible in the same manner as the holders of a majority of the shares of common stock vote their shares with respect to such matter.

         Concurrently with the Company entering into the Merger Agreement with LVMH, the members of the Karan/Weiss Group, which collectively beneficially own approximately 23.6% of the outstanding shares of common stock of the Company, entered into a voting agreement with LVMH and the Company pursuant to which Ms. Karan, Mr. Weiss and the other members of the Karan/Weiss Group have agreed to vote their shares of common stock of the Company in favor of the Merger and against certain other specified corporate actions which could have the effect of preventing or delaying the consummation of the Merger. The Karan/Weiss Group also granted to LVMH an irrevocable proxy to vote their shares of common stock in the manner described. The Karan/Weiss Group further agreed not to transfer, encumber, or otherwise dispose of their shares of common stock of the Company, except in connection with the Merger and other certain limited exceptions.

         In addition, certain members of the Takihyo Group, including Frank R. Mori, which own an aggregate of approximately 23.2% of the outstanding shares of common stock of the Company, have entered into a voting agreement with LVMH pursuant to which such stockholders have agreed to vote their shares of common stock of the Company in favor of the Merger and against certain other specified corporate actions which could have the effect of preventing or delaying the consummation of the Merger. The Takihyo Group voting agreement is similar to the voting agreement with the Karan/Weiss Group described above.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning the compensation earned for services rendered in all capacities for the 2000, 1999, and 1998 fiscal years by the Chief Executive Officer and the four most highly compensated executive officers of the Company (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                            LONG-TERM
                                                        ANNUAL                            COMPENSATION
                                                     COMPENSATION                             AWARDS
                                         --------------------------------------  ----------------------------
                                                                                                   SECURITIES
                                                                   OTHER ANNUAL  RESTRICTED STOCK  UNDERLYING       OTHER
      NAME AND PRINCIPAL        FISCAL    SALARY($)    BONUS       COMPENSATION       AWARDS        OPTIONS      COMPENSATION
           POSITION              YEAR     ---------     ($)           ($)(2)       ($)(3)(4)(5)      (#)(4)         ($)(7)
           --------              ----                   ---           ------       ------------    ----------       ------
DONNA KARAN ...................   2000   $ 100,000(1)   $ 100,000        --          --             --             --
Chairman of the Board and         1999     438,461(1)     326,603        --          --             --             --
Chief Designer                    1998     500,000           --          --          --             --             --

JOHN D. IDOL ..................   2000     948,066        750,000        --     2,616,636           --          957,927(8)
Chief Executive Officer           1999     900,000        750,000        --       418,997           --            5,000
                                  1998     900,000        750,000        --          --          200,000(6)       4,228

JOSEPH B. PARSONS .............   2000     446,162        350,000        --       438,125           --           45,058(9)
Chief Financial and Operations    1999     348,654        350,000        --        75,421         35,000         40,054(9)
Officer and Treasurer             1998     315,000        207,500      64,707        --           18,000(6)      30,372(9)

LEE GOLDENBERG ................   2000     350,208        192,500        --       359,668           --           32,835(9)
Corporate Executive Vice          1999     350,186        250,833        --        75,421         25,000         34,621(9)
President, Worldwide Operations   1998     350,000        175,000        --          --           18,000(6)      30,920(9)

LYNN E. USDAN .................   2000     300,014        117,000        --        34,000           --           26,101(9)
Corporate Senior Vice             1999     294,230        165,000        --        37,711           --           27,961(9)
President, General Counsel,       1998     250,000         87,500        --          --            3,000(6)      21,675(9)
and Secretary

-----------
(1) In connection with and in support of the restructuring announced by the Company in November 1999, Ms. Karan agreed that for the balance of fiscal 1999 and for fiscal 2000 and fiscal 2001 her annual base salary would be reduced to $100,000, as adjusted for increases in the Consumer Price Index. See "Employment Agreements" below.

(2) Except as indicated, the aggregate amount of perquisites and other personal benefits awarded to, earned by, or paid to each Named Executive Officer was less than either $50,000 or 10% of the total of the annual salary and bonus for that executive officer during each of these years. Includes for Mr. Parsons in fiscal 1998 a one-time payment of $48,032 for reimbursement of relocation expenses and an annual automobile allowance of $14,400.

(3) Under the Company's Equity Grant Program, a restricted stock award was granted on February 22, 2001 and March 24, 2000 to each Named Executive Officer (other than Ms. Karan) as follows: Mr. Idol - 42,388 shares in 2001 and 56,332 shares in 2000; Mr. Parsons - 7,667 shares in 2001 and 10,140 shares in 2000; Mr. Goldenberg - 7,667 shares in 2001 and 10,140 shares in

         2000; and Ms. Usdan - 3,724 shares in 2001 and 5,070 shares in 2000. These shares vest on the fifth anniversary of the date of grant or earlier in 20% increments if the common stock trades at specified price levels. Additionally, these shares will become fully vested upon a change in control of the Company (such as the Merger). The amounts in the table reflect the market value of such restricted stock awards (without consideration of the restrictions), based on the closing price of the common stock on the date of grant.

(4) All of the options in the table (other than those held by Ms. Usdan) were cancelled effective March 3, 2000, pursuant to each Named Executive Officer's election under the 2000 Executive Officer Exchange Program. In connection therewith, restricted stock awards were granted as follows: 299,783 shares for Mr. Idol, with a market value on the date of grant (without consideration of the restrictions) of $2,229,636; 49,496 shares for Mr. Parsons, with a market value on the date of grant (without consideration of the restrictions) of $368,125; and 38,947 shares for Mr. Goldenberg, with a market value on the date of grant (without consideration of the restrictions) of $289,668. These shares vest on the third anniversary of the date of grant or earlier in 20% increments if the common stock trades at specified price levels. Additionally, these shares will become fully vested upon a change in control of the Company (such as the Merger).

(5) Based on the closing price of the common stock of $9.00 at the end of fiscal 2000, the total market value of restricted shares owned by the Named Executive Officer (without consideration of the restrictions) was as follows: Mr. Idol 548,503 shares valued at $4,936,527; Mr. Parsons 67,303 shares valued at $605,727; Mr. Goldenberg 56,754 shares valued at $510,786; and Ms. Usdan 8,794 shares valued at $79,146.

(6) Reflects for Mr. Idol grants made to him in accordance with his employment agreement, including a grant of stock options for 100,000 shares of common stock made in March 1999 with respect to the Company's 1998 fiscal year. Reflects for Mr. Goldenberg, Mr. Parsons, and Ms. Usdan the grant of stock options made in March 1999 with respect to the Company's 1998 fiscal year. See note (4) above with respect to the cancellation of certain of these options.

(7) Unless otherwise noted, represents matching contributions under the Company's 401(k) Plan, which contributions vest after six years of plan service with the Company, as defined in the Plan.

(8) Mr. Idol was entitled to receive a payment of $750,000, plus interest, on the third anniversary of his employment agreement. The total payment made in connection with this agreement was $952,677.

(9) Includes contributions under the Company's deferred compensation plan, which contributions vest after the fifth anniversary of participation in the plan, in the following amounts: for the 2000 fiscal year, $39,808 for Mr. Parsons; $27,135 for Mr. Goldenberg; and $20,851 for Ms. Usdan; for the 1999 fiscal year $34,933 for Mr. Parsons; $30,051 for Mr. Goldenberg; and $22,962 for Ms. Usdan; and for the 1998 fiscal year, $26,250 for Mr. Parsons; $26,125 for Mr. Goldenberg; and $16,875 for Ms. Usdan.

STOCK OPTIONS

         No stock options or stock appreciation rights were granted to the Named Executive Officers in fiscal 2000. Additionally, no options were exercised in fiscal 2000 by the Named Executive Officers.

AGGREGATED OPTION EXERCISES IN FISCAL 2000 AND FISCAL 2000 OPTION VALUES (1)


                          NAME
                          -----                                        NUMBER OF                       VALUE OF UNEXERCISED
                                                                      UNEXERCISED                      IN-THE-MONEY OPTIONS
                                                            OPTIONS AT FISCAL YEAR-END (#)           AT FISCAL YEAR-END ($)(2)
                                                            ------------------------------           -------------------------
                                                            EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
Donna Karan...........................................           --                 --                 --                 --
John D. Idol .........................................           --                 --                 --                 --
Joseph B. Parsons ....................................           --                 --                 --                 --
Lee Goldenberg........................................           --                 --                 --                 --
Lynn E. Usdan.........................................         8,250              1,000                   21,064        1,938

---------

(1)      No options were exercised in Fiscal 2000.
(2) The value of in-the-money options assumes the closing sales price of the common stock underlying the options as of December 31, 2000 ($9.00 per share).

EMPLOYMENT AGREEMENTS

DONNA KARAN

         Donna Karan has an employment agreement with the Company that provides for her employment as the Company's Chairman of the Board and Chief Designer. The employment agreement had an initial three-year term through December 31, 1999 and is automatically renewable for successive three-year terms, unless otherwise terminated. The employment agreement provides for an annual base salary of $500,000, as adjusted annually for increases in the Consumer Price Index, and an annual bonus of up to 100% of base salary based on the Company's adjusted pre-tax profits. In connection with and in support of the restructuring that the Company announced in November 1999, Ms. Karan agreed that for the balance of fiscal 1999 and for fiscal 2000 and fiscal 2001, her annual base salary would be reduced to $100,000, as adjusted for increases in the Consumer Price Index.

         Ms. Karan may terminate her employment without reason with at least four months' notice to the Company. The employment agreement also may be terminated at any time by written notice by Ms. Karan for "good reason" if: (i) Ms. Karan (without her prior written consent) is no longer Chairman of the Board and the sole Chief Designer; (ii) Ms. Karan is assigned duties and responsibilities inconsistent with the employment agreement (without her prior written consent); (iii) the Company fails to pay Ms. Karan all amounts required under the employment agreement; (iv) there is a material breach of the employment agreement by the Company; (v) there is a change in control of the Company, including as a result of certain changes in ownership of voting securities, an acquisition by a third party of 30% of the voting securities of the Company, mergers, sales of assets, and certain changes in the composition of the Board of Directors; (vi) there are any fundamental changes to the business or operations of the Company that are material (without her prior written consent); or (vii) a physician of recognized skill confirms to the Board of Directors in writing that Ms. Karan's continued employment with the Company would have a material adverse impact on her health or have an adverse effect on her ability to perform her duties to the Company. The employment agreement may be terminated by the Company only for "cause."

         If Ms. Karan terminates her employment with the Company for "good reason" or upon termination as a result of Ms. Karan's death or disability, the Company will pay to Ms. Karan (or her estate), a lump sum cash payment equal to the sum of her current base salary and incentive bonus from the prior year for the greater of one year and the remaining term of the employment agreement. The employment agreement also provides that for a period of one year following the termination of Ms. Karan's agreement, Ms. Karan will not participate or engage in, either directly or indirectly, any business activity that is directly competitive with the Company's then current principal product lines and price points and could reasonably be expected to have a material adverse effect on the Company. The employment agreement further provides that Ms. Karan will have no obligation to mitigate the Company's financial obligations in the event of her termination.

         During the term of the employment agreement, Ms. Karan is obligated to devote substantially all her business time and attention to the Company and, except with regard to Gabrielle Studio (which was sold to LVMH in January 2001), may not have an interest in or perform a service that is in direct competition with the Company's principal product lines and price points, which activity could reasonably be expected to have a material adverse effect on the Company. Subject to the foregoing and provided there is no interference with Ms. Karan's primary obligations to the Company, Ms. Karan may engage in certain activities for her own personal benefit, such as personal endorsements and appearances; motion pictures; television; writing; speaking and teaching engagements; photography; the fine arts; designing for stage, film, and other media; architectural, industrial, and interior design (exclusive of home furnishings) and sales of limited edition products based on such designs; and consulting services in connection with the foregoing.

STEPHAN WEISS

         Stephan Weiss has an employment agreement with the Company that provides for his employment as Vice Chairman of the Company's board of directors. The agreement is automatically renewable for successive one-year terms, unless otherwise terminated. In 1997, Mr. Weiss' agreement was amended to provide for the elimination of his duties and responsibilities set forth in his employment agreement and his compensation, for so long as John D. Idol serves as the Company's Chief Executive Officer. Mr. Weiss' employment agreement is in other material respects relating to termination and non-competition similar to Ms. Karan's employment agreement.

JOHN D. IDOL

         John D. Idol has an employment agreement with the Company that provides for his employment as the Company's Chief Executive Officer until June 30, 2002. The agreement also provides for an automatic renewal for an indefinite term unless and until 12 months' notice of termination is given by Mr. Idol or the Company. Pursuant to the employment agreement, Mr. Idol is entitled to receive an annual base salary of $950,000 for the 2001 fiscal year; $475,000 for the period from the beginning of the 2002 fiscal year through June 30, 2002 if the employment agreement is not renewed; and $950,000 for each fiscal year thereafter. Mr. Idol is also entitled to receive, commencing with the 1998 fiscal year, a performance bonus (the "Performance Bonus Award") of up to $750,000 per year based on certain performance criteria and an incentive bonus (the "Incentive Bonus Award") of up to $2 million per year based on the Company attaining certain performance goals.

         The Performance Bonus Award is payable during each fiscal year during the term of his employment agreement if: (i) the Company's net income before taxes or extraordinary items ("Pre-Tax Income") increases by 10% or more over the actual Pre-Tax Income for the prior fiscal year, or (ii) the Company licensing revenues increase by 10% or more over the actual licensing revenues for the prior fiscal year. Even if the foregoing performance targets are not attained, Mr. Idol will be entitled to receive the Performance Bonus Award upon the attainment of the following additional performance targets for: (i) the 1999 fiscal year, if Pre-Tax Income is at least $11.5 million or licensing revenues are at least $8 million; (ii) the 2000 fiscal year, if Pre-Tax Income is at least $13.25 million or licensing revenues are at least $9.25 million; and/or
(iii) the 2001 fiscal year, if Pre-Tax Income is at least $15.25 million or licensing revenues are at least $10.25 million. The additional performance targets for the 2002 fiscal year and years thereafter during the term of Mr. Idol's employment agreement also will be based on Pre-Tax Income and licensing revenues (as described in the prior sentence) with such targets increasing by 10% per year.

         In addition, any amounts attained in excess of any performance target set forth for any fiscal year under the Performance Bonus Award may be applied to the applicable performance target for the next succeeding fiscal year or years. Moreover, if a performance target is not attained in a particular fiscal year, the attainment of such performance target in a subsequent fiscal year on a cumulative basis will result in the performance bonus being deemed earned for such prior and current fiscal years. There will be no partial payments if performance targets are not attained.

         The maximum performance bonus payable under the Performance Bonus Award for any fiscal year to Mr. Idol is $750,000 (prorated for partial years) plus any amount not earned in prior years with regard to the award, provided that, in all cases, the maximum amount payable for any fiscal year will not exceed $3 million.

         Mr. Idol will be eligible to earn an Incentive Bonus Award calculated as a percentage of Pre-Tax Income in excess of $30 million. For Pre-Tax Income of (i) $30 million to $75 million, the Incentive Bonus Award will be 2% of Pre-Tax Income; and (ii) $75 million to $100 million, the Incentive Bonus Award will be $1.5 million plus 1.5% of Pre-Tax Income in excess of $75 million. For Pre-Tax Income in excess of $100 million, the Incentive Bonus Award will be $1.875 million plus 1.0% of Pre-Tax Income in excess of $100 million. In no event will the Incentive Bonus Award for any fiscal year exceed $2 million. There will be no partial payments if the minimum performance targets are not met.

         Each of the Performance Bonus Award and the Incentive Bonus Award was approved by the Company's stockholders and is intended to comply with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended.

         In addition, Mr. Idol was entitled to receive $750,000, plus interest, upon the earliest to occur of the third anniversary of his employment agreement, termination of his employment, or a change in control of the Company (as defined), which amount the Company agreed to pay Mr. Idol when he joined the Company and was paid in fiscal 2000 on the third anniversary of his employment. Pursuant to this employment agreement upon commencement of Mr. Idol's employment, he was granted options to purchase 400,000 shares of common stock under the Company's 1996 Stock Incentive Plan. Pursuant to his agreement, Mr. Idol received options to purchase 100,000 shares of common stock in each of August 1998 and March 1999 and is entitled to receive options to purchase 100,000 shares of common stock on or about April 1, 2000 and 2001, provided that the Company has recorded income before income taxes and extraordinary items in the prior fiscal year. On January 24, 2000, the Incentive Compensation Subcommittee approved the 2000 Executive Officer Exchange Program (the "2000 Exchange Program") in order to, among other things, provide the Company's executive officers with more meaningful equity-based incentives and further the mutuality of interests between the Company and the Named Executive Officers. The 2000 Exchange Program permitted the Company's Named Executive Officers to elect to have the Company cancel all of their existing options and receive an award of restricted shares intended to have the same economic value as the options, determined on a Black-Scholes basis.

         On March 3, 2000, Mr. Idol elected to have all of his vested and unvested options (options to purchase an aggregate of 600,000 shares of common stock) canceled and replaced with an award of 299,783 shares of restricted stock. The restricted shares will vest on the third anniversary of the date of grant or earlier in 20% increments if the common stock trades at price levels ranging between $12 and $20 per share.

         In addition, Mr. Idol agreed that the option grants to be made on or about April 1, 2000 and 2001 will be made in accordance with the terms of the Executive Officer Restricted Share Grant Program (the "Equity Grant Program"). The Equity Grant Program provides that in lieu of option grants, Mr. Idol will be entitled to receive a grant of restricted shares intended to have the same economic value as the options. The restricted shares will vest on the fifth anniversary of the date of grant or earlier in 20% increments if the common stock trades as specified price levels. On March 24, 2000, Mr. Idol received a grant of 56,332 shares of restricted stock under the 1999 Equity Grant Program. On February 21, 2001, Mr. Idol received a grant of 42,388 shares of restricted stock under the 2000 Equity Grant Program.

         Pursuant to this employment agreement, in 1997 the Company also granted Mr. Idol 150,000 shares of restricted common stock, which shares vest on the fifth anniversary of date of grant or earlier in 20% increments if the common stock trades at price levels ranging between $16 and $24 per share. Mr. Idol is entitled to participate in the Company's benefit plans and the Company has agreed to maintain a term life insurance policy on the life of Mr. Idol in the amount of $5 million payable to his beneficiaries.

         The employment agreement with Mr. Idol requires 60 days' notice of intent to terminate by Mr. Idol and three months' written notice of intent to terminate by the Company if Mr. Idol is terminated "without cause" (as defined) (or for a shorter period of time if terminated for "cause" (as defined)). If Mr. Idol is terminated by the Company "without cause" or he terminates his employment for "good reason" (as defined) prior to June 30, 2002, Mr. Idol will be entitled to receive the sum of 2.99 times his base salary plus two times his total bonus compensation (including his performance bonus and incentive bonus) for the immediately prior fiscal year, plus accrued obligations, payable 30 days after the date of termination and all then unvested restricted stock and stock options will be fully vested.

         If Mr. Idol is terminated "without cause" or he terminates his employment for "good reason" during the 12-month period following a change in control (such as the Merger), he will be entitled to receive (i) the sum of three times his base salary plus three times his total bonus compensation for the immediately prior fiscal year; (ii) continued health, long-term disability and life insurance at the level then in effect for 36 months. However, if Mr. Idol commences other full-time employment that offers substantially similar or improved health, long-term disability and life insurance, this continued coverage will cease; (iii) full vesting of all then unvested shares of restricted common stock and stock options; and (iv) outplacement services, up to $50,000, for a period of one year commencing on the date of termination, but in no event beyond the date on which Mr. Idol commences other full-time employment. If these payments and benefits, or any other payments or benefits, are subject to the 20% excise tax under the Internal Revenue Code of 1986 as "excess parachute payments," then Mr. Idol will be entitled to receive a tax gross-up so that he is in the same after-tax position as if there were no such excise tax.

         Mr. Idol is entitled to receive a transaction bonus equal to $750,000, payable in a lump sum within 10 days following the earliest to occur of the following events: (i) expiration of the six-month period following a change in control, provided that Mr. Idol is continuously employed by the Company or any successor for that six-month period, unless Mr. Idol dies or becomes disabled during that period; (ii) the termination of his employment "without cause" on or after a change in control; or (iv) the termination of his employment for "good reason."

         In addition, the employment agreement provides that Mr. Idol is also entitled to a special performance bonus equal to $1,250,000 under circumstances specified in a separate letter agreement. Mr. Idol is not entitled to receive this bonus in connection with the Merger.

JOSEPH B. PARSONS

         Joseph B. Parsons has an employment agreement with the Company that provides for his employment as the Company's Chief Financial and Operations Officer until December 31, 2003. Under the employment agreement, Mr. Parsons receives an annual base salary of $475,000 beginning on January 1, 2001 and $500,000 beginning on January 1, 2002. After that, the Company will review Mr. Parson's compensation annually and may, in the Company's sole discretion, increase his base salary. Pursuant to his agreement, Mr. Parsons also is entitled to receive a cash bonus with a target between 50% and 100% of his base salary, determined in accordance with the Company's Executive Incentive Plan. Additionally, Mr. Parsons is entitled to participate in the Company's annual stock option program for executives (or successor plan thereto) and is entitled to a contribution by the Company of 5% of his base salary and bonus under the Company's deferred compensation program for executives (which amount increases to 20% of his base salary and bonus commencing for fiscal 2001). Mr. Parsons may elect to defer between 10% and 100% of bonus to which he is entitled. The Employment agreement further provides that, in the event of his termination by the Company "without reason" or his termination of the agreement for "good reason," he will be entitled to receive an amount equal to his then current annual salary plus the bonus he earned during the prior fiscal year.

         In addition, Mr. Parsons is entitled to receive $1,000,000, plus accrued interest at an annual rate of 9% compounded monthly, payable in a single lump sum in cash within 30 days of October 10, 2005. However, if there is a future disposition of the Company's properties and business substantially in their entirety by merger, consolidation, sale of assets or otherwise (such as the Merger) or Mr. Parsons is terminated "without cause" within one year following a change in control, which includes the merger, then the deferred amount will be fully vested and payable in a single lump sum in cash within 30 days of the closing of the transaction or the date of termination, as applicable. During his employment with the Company, one-fifth of the deferred amount will vest as of October 10, 2000 and one-fifth will vest as of each of the first four anniversaries of that date. If Mr. Parsons is terminated "without cause" (as defined) or he terminates his employment for "good reason" (as defined), he will forfeit the unvested portion of the deferred amount and receive payment of the vested amount within 30 days after the effective date of termination.

         In the event Mr. Parsons becomes subject to the 20% excise tax on "excess parachute payments" under the Internal Revenue Code of 1986, then payments to Mr. Parsons will be automatically reduced to one dollar less than the amount that would subject Mr. Parsons to the excise tax.

LEE GOLDENBERG

         Lee Goldenberg has an employment agreement with the Company that provides for his employment as the Company's Corporate Executive Vice President, Worldwide Operations. Under the employment agreement, Mr. Goldenberg receives an annual base salary of $350,000, subject to increase at the Company's discretion. This agreement has an initial term through December 31, 2003 and is automatically renewable for successive one-year terms, unless otherwise terminated. Pursuant to this agreement, Mr. Goldenberg is entitled to a target bonus of between 50% and 100% of his base salary, determined in accordance with the Company's Executive Incentive Plan (or successor plan thereto). Additionally, Mr. Goldenberg is entitled to participate in the Company's annual stock option program for executives (or successor plan thereto) and is entitled to a contribution by the Company of 5% of his base salary and bonus under the Company's deferred compensation program for executives. Commencing for fiscal 1999, Mr. Goldenberg may elect to defer between 10% and 100% of bonus to which he is entitled. Mr. Goldenberg may terminate the employment agreement upon 60 days' written notice to the Company. If the Company terminates Mr. Goldenberg's employment agreement without "cause," he will be entitled to receive his base salary for a one-year period, provided that he complies with specified confidentiality and non-solicitation covenants during that period.

LYNN E. USDAN

         In connection with the continued employment of Lynn E. Usdan, the Company's Senior Vice President and General Counsel, the Company agreed, in January 2001, to pay Ms. Usdan a special bonus in the amount of $150,000 if a change in control, which includes the Merger, occurs on or before June 30, 2001 or $225,000 if a change in control occurs on or after July 1, 2001 and before December 31, 2001. These amounts are payable upon the change in control. If there is no change in control in 2001, $150,000 is payable on June 30, 2001 and $75,000 on December 31, 2001. In any event, $225,000 is payable immediately if Ms. Usdan's employment is terminated without cause.

CHANGE IN CONTROL ARRANGEMENTS UNDER COMPANY BENEFIT PLANS

         The Company has a severance plan that covers certain executive officers and key employees of the Company. In the event of a change in control, as defined (including the Merger), each covered employee who is terminated without cause during the one year period subsequent to, or 90 days prior to, the change in control is entitled to receive, in addition to severance benefits payable under such individual's employment contract or other severance benefits due, a lump sum payment equal to the employee's then current annual base salary. Messrs. Parsons and Goldenberg and Ms. Usdan are covered by this plan.

         The Company has an Executive Incentive Plan (the "EIP") whereby bonuses are generally paid to certain executive officers and key employees, based on pre-determined performance criteria. Under the terms of the EIP, in the event of a change in control (including the Merger), the Company is obligated to make at least a pro rata payment of each employee's target bonus for that plan year up to the date of the change in control. However, the Company may elect to make an additional payment of up to the employee's full bonus target for such plan year. All payments made under this change in control provision will reduce the employee's final award for such plan year. Messrs. Parsons and Goldenberg and Ms. Usdan participate in this plan.

         The Company has a deferred compensation plan covering certain executive officers and key employees, which is based on compensation, is dependent upon the Company achieving profitability and vests after a five-year period of participation. In addition, amounts under the deferred compensation plan will become fully vested upon a change in control of the Company, as defined in the plan (including the Merger), if the acquiring company does not assume and continue the deferred compensation plan. Messrs. Parsons and Goldenberg and Ms. Usdan are covered by this plan.

         Under the Company's equity plans, all granted options and restricted stock awards will vest in full, to the extent not already vested, upon a change in control of the Company, as defined in the plans (including the Merger). Each of the Company's executive officers and directors (other than Ms. Karan and Messrs. Weiss and Mori) hold options and/or restricted stock under these plans.

DIRECTOR COMPENSATION

          Directors who are employees of the Company receive no compensation, as such, for service as members of the Board of Directors or its committees.

         Each director who is not an employee or officer of the Company or a subsidiary thereof ("Eligible Directors") receives an annual retainer of $25,000 and $1,000 for each Board and Committee meeting attended. The chairman of each Committee receives an additional retainer fee of $2,500 per annum.

         Each Eligible Director is eligible to receive options under the Company's 1996 Non-Employee Directors Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides that, on the date of initial election or appointment to the Board, each Eligible Director is granted a non-qualified option to purchase 7,500 shares of common stock. Thereafter, other than with respect to the year in which an Eligible Director receives an initial grant of options, as of the first day of the month following the annual meeting of stockholders, each Eligible Director is entitled to receive a non-qualified option to purchase 1,000 shares of common stock. The options have an exercise price equal to the fair market value of the common stock on the date of grant, vest on the first anniversary of the date of grant, and have a 10-year term. In addition, options granted and not previously exercisable will become vested and fully exercisable immediately upon a change in control of the Company (as defined in the Directors' Plan). Neither Ms. Karan, Mr. Weiss nor Mr. Mori (nor Mr. Taki, if he is serving as a director) is eligible to receive options under the Directors' Plan. The Directors' Plan authorizes the issuance of up to 100,000 shares of common stock, subject to adjustments in certain circumstances.

         Each Eligible Director also will receive a grant of a restricted stock award under the Company's 1998 Non-Employee Director Restricted Stock Plan. Each Eligible Director will receive an award of 500 shares of common stock as of the first day of the month following the annual meeting of stockholders, which award will vest on the first anniversary of the date of grant. In addition, the restricted stock award will become fully vested upon a change in control of the Company (as defined in the plan). Neither Ms. Karan, Mr. Weiss nor Mr. Mori (nor Mr. Taki, if he is serving as a director) is eligible to receive restricted stock awards under the Non-Employee Director Restricted Stock Plan.

         Eligible Directors also will be eligible to participate in a Voluntary Deferred Compensation Plan for Non-Employee Directors of the Company (the "Deferred Compensation Plan"). Pursuant to the Deferred Compensation Plan, an Eligible Director, upon his or her election, may defer payment of his or her cash retainer and meeting fees for five years or until he or she ceases to be a director. The deferred amounts, at the election of the director, during the deferral period either (i) are credited with interest at prescribed rates or
(ii) are converted to the equivalent of that number of shares of the Company's common stock (based on the market price at the time of the deferral) that could be purchased with the deferred amounts. All payments under the Deferred Compensation Plan are in the form of cash. The Deferred Compensation Plan provides that lump-sum payments of all deferred compensation will be made as soon as administratively feasible following the date that (i) the participating director ceases to be a member of the Board of Directors or (ii) the Deferred Compensation Plan is terminated. Neither Ms. Karan, Mr. Weiss nor Mr. Mori (nor Mr. Taki, if he is serving as a director) is eligible to participate in the Deferred Compensation Plan.

         In connection with serving on the special committee of the Board of Directors (which, among other things, considered the terms of the Merger), the members of the special committee, John H. Eyler, Ann McLaughlin Korologos and Frank R. Mori, will each receive compensation of $50,000, plus fees of $1,000 for each meeting of the special committee attended. These amounts are payable regardless of whether the Merger is consummated. The chairperson of the special committee, M. William Benedetto, has received compensation of $250,000 for his services and will receive an additional $250,000, which amount is payable regardless of whether the Merger is consummated.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee is comprised of Mr. Benedetto, Mr. Eyler and Ms. McLaughlin Korologos (Chairperson). Ms. Karan serves as an ex-officio member of such committee. Ms. Karan is the Chairman of the Board and Chief Designer. Also see "Item 13. Certain Relationships and Related Transactions," for information with respect to certain members of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth on the following table is furnished as of April 3, 2001 with respect to any person or group who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each of the Company's directors and executive officers, and all of the Company's directors and executive officers as a group.

         Donna Karan and Stephan Weiss are married to each other. There are no other family relationships among the Company's directors and executive officers.


                                                                                       AMOUNT AND
                                                                                       NATURE OF
                                                                                       BENEFICIAL         PERCENTAGE OF
NAME                                                                                    OWNERSHIP             CLASS
----                                                                                    OF SHARES             -----
                                                                                        ---------
PRINCIPAL STOCKHOLDERS
Donna Karan (1)                                                                          5,243,028            23.6%
Stephan Weiss (1)                                                                        5,243,028            23.6%
The Stephan Weiss and Donna Karan Alaska Community Property Trust (2)                    3,968,540            17.8%
Tomio Taki (3)                                                                           4,285,174            19.1%
Frank R. Mori (3)                                                                        4,059,448            18.2%
Takihyo Inc. (3)                                                                         3,183,881            14.3%
LVMH Moet Hennessy Louis Vuitton Inc. (4)                                               10,618,789            47.7%
H.R.H. Prince Alwaleed Bin Talal Bin Abdulaziz Al Saud (5)                               1,501,350             6.7%

DIRECTORS AND EXECUTIVE OFFICERS
Donna Karan (1)                                                                          5,243,028            23.6%
Stephan Weiss (1)                                                                        5,243,028            23.6%
John D. Idol (6)                                                                           548,503             2.5%
M. William Benedetto (7)                                                                    13,500                *
John H. Eyler (8)                                                                           13,500                *
Ann McLaughlin Korologos (9)                                                                13,000                *
Frank R. Mori (3)                                                                        4,059,448            18.2%
Joseph B. Parsons (6)                                                                       67,303                *
Lee Goldenberg (10)                                                                         56,854                *
Lynn E. Usdan (11)                                                                          17,444                *
Directors and Executive Officers as a Group (10 persons)(12)                            10,032,580            45.1%

--------------

*        Less than 1%

(1) Based on Amendment No. 4 to a Schedule 13D filed on April 3, 2001 by Donna Karan, Stephan Weiss, The Stephan Weiss and Donna Karan Alaska Community Property Trust (the "KW Alaska Trust"), The 2000 Stephan Weiss Revocable Trust (the "SW Trust") and The Trust Under Trust Agreement Dated February 2, 1996 For Benefit of Lisa Weiss Keyes, Corey Weiss and Gabrielle Karan (the "KW Trust"). Includes 3,968,540 shares of common stock held by the KW Alaska Trust, 982,800 shares of common stock held by the SW Trust and 291,688 shares of common stock held by the KW Trust. Ms. Karan and Mr. Weiss each disclaims beneficial ownership of these shares. LVMH shares voting and investment power with respect to these shares to the extent provided in the voting agreement described above in "Item 10. Directors and Officers of the Registrant - Certain Voting Arrangements." Does not include shares of common stock held by members of the Takihyo Group, which shares are subject to the stockholders agreement described in "Item 10. Directors and Officers of the Registrant - Certain Voting Arrangements." Also does not include shares of Class B common stock held by each of Tomio Taki and Frank R. Mori, which shares are subject to this stockholders agreement. Also excludes nine shares of Class A common stock held by each of Ms. Karan and Mr. Weiss, which shares are also subject to this voting agreement, as well as the voting agreement with LVMH. The business address of Ms. Karan and Mr. Weiss is 550 Seventh Avenue, New York, New York 10018.

(2) Based on Amendment No. 4 to a Schedule 13D filed on April 3, 2001 by Donna Karan, Stephan Weiss, the KW Alaska Trust, the SW Trust, and the KW Trust. Ms. Karan and Mr. Weiss each disclaims beneficial ownership of these shares. LVMH shares voting and investment power with respect to these shares to the extent provided in the voting agreement described in "Item 10. Directors and Officers of the Registrant - Certain Voting Arrangements." Does not include shares of common stock held by members of the Takihyo Group, which shares are subject to the stockholders agreement described in "Item 10. Directors and Officers of the Registrant - Certain Voting Arrangements." Also does not include shares of Class B common stock held by each of Tomio Taki and Frank R. Mori, which shares are subject to the voting agreement described in "Item 10. Directors and Officers of the Registrant - Certain Voting Arrangements." The business address of Ms. Karan and Mr. Weiss, the investment trustees of the KW Alaska Trust, is 550 Seventh Avenue, New York, New York 10018.

(3) The shares attributed to Messrs. Taki and Mori include shares held of record by Takihyo Inc. Each of Messrs. Taki and Mori has a pecuniary interest in only a portion of these shares, and each disclaims beneficial ownership except to the extent of his interest. All of these shares are subject to the voting agreement described in "Item 10. Directors and Officers of the Registrant - Certain Voting Arrangements" and the stockholders agreement described above in the same section. Each of Messrs. Taki and Mori has sole voting and investment power with respect to the shares he holds of record and shares voting and investment power with respect to the shares Takihyo Inc. holds of record, except that LVMH shares voting and investment power with respect to all of these shares to the extent provided in the parties' voting agreement. Does not include shares of common stock held by members of the Karan/Weiss Group, which shares are subject to the stockholders agreement described in "Item 10. Directors and Officers of the Registrant - Certain Voting Arrangements." Also does not include shares of Class A common stock held by each of Ms. Karan and Mr.Weiss, which shares are subject to this stockholders agreement. The total does not include one share of Class B common stock held by each of Messrs. Taki and Mori, which is subject to the voting agreement with LVMH and the voting agreement described in "Item 10. Directors and Officers of the Registrant - Certain Voting Arrangements." The business address of Messrs. Taki and Mori and Takihyo Inc. is 45 West 45th Street, New York, New York 10036.

(4) Includes shares that LVMH has the shared power to vote and dispose of to the extent provided in the voting agreements described in "Item 10. Directors and Officers of the Registrant - Certain Voting Arrangements." Also includes 215,000 shares owned by Sofidiv S.A., an affiliate of LVMH. The business address of LVMH is 19 East 57th Street, Fifth Floor, New York, New York 10022.

(5) According to a Schedule 13D filed on September 29, 1997 by His Royal Highness Prince Alwaleed Bin Talal Bin Abdulaziz Al Saud, His Royal Highness is a citizen of the Kingdom of Saudi Arabia and has sole voting power and investment power with respect to the shares he holds of record. The business address of His Royal Highness is P.O. Box 8653, Riyadh, 11492, Kingdom of Saudi Arabia.

(6)      Represents shares subject to restricted stock awards.

(7) Includes 1,000 shares jointly owned with Mr. Benedetto's wife, 500 shares subject to restricted stock awards, and 10,000 shares, which may be acquired upon the exercise of options that are presently exercisable or that will become exercisable within 60 days. Does not include 14,143 fully vested stock units held in stock accounts under the Deferred Compensation Plan, the value of which depends directly upon the market price of the common stock.

(8) Includes 500 shares subject to restricted stock awards and 7,500 shares which may be acquired upon the exercise of options that are presently exercisable or that will become exercisable within 60 days. Does not include 10,596 fully vested stock units held in stock accounts under the Deferred

         Compensation Plan, the value of which depends directly upon the market price of the common stock.

(9) Includes 500 shares subject to restricted stock awards and 9,500 shares which may be acquired upon the exercise of options that are presently exercisable or that will become exercisable within 60 days. Does not include 3,173 fully vested stock units held in stock accounts under the Deferred Compensation Plan, the value of which depends directly upon the market price of the common stock.

(10)     Includes 56,754 shares subject to restricted stock awards.

(11) Includes 8,794 shares subject to restricted stock awards and 8,250 shares which may be acquired upon the exercise of options that are presently exercisable or that will become exercisable within 60 days.

(12) Includes or excludes (as the case may be), the shares described in footnotes 1 through 11 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LICENSE AGREEMENT FOR PRINCIPAL TRADEMARKS

         Gabrielle Studio Inc. entered into a license agreement (the "License Agreement") with the Company at the time of the Company's initial public offering in July 1996. From that time until January 17. 2001, Gabrielle Studio was wholly-owned by Ms. Karan, Mr. Weiss, and the KW Trust. On January 17, 2001, Gabrielle Studio was acquired by a corporation owned by LVMH.

         The License Agreement provides for the grant of an exclusive license throughout the world to use, and to sublicense the right to use, the trademarks "Donna Karan," "Donna Karan New York," "DKNY," "DK," and all variations thereof (collectively, the "Licensed Marks") and to use and to sublicense the right to use the name, signature, and likeness of Ms. Karan (the "Name") in connection with the design, manufacture, distribution, sale (both at retail and at wholesale), advertising, marketing, and promotion of products of any kind, nature, or description except for certain products and other matters, such as food products, restaurants, toys, and games and in connection with the provision of certain store services. At the time of the consummation of the Company's initial public offering, Gabrielle Studio licensed the right to use such trademarks in connection with such specified retained products and services to Ms. Karan (the "Reserved Rights License"). In connection with the purchase of Gabrielle Studio by LVMH, the Reserved Rights License agreement was canceled and replaced with a new license between Gabrielle Studio and GD II, LLC, a limited liability company controlled by Ms. Karan.

         The License Agreement continues in perpetuity unless earlier terminated as provided therein. The License Agreement provides that it may be terminated by Gabrielle Studio upon the failure of the Company to pay any amount due within 60 days of receipt of notice of such failure, or if the Company violates the quality control provisions of the License Agreement and fails to initiate and thereafter pursue appropriate corrective action within 60 days after a final unappealable determination by an arbitration tribunal or court of competent jurisdiction that such violation has occurred. The License Agreement may be terminated by Gabrielle Studio upon the occurrence of, among other events, a change in control of the Company, which includes certain changes in the ownership of voting securities, an acquisition by a third party of 30% of the voting securities of the Company, mergers, sales of assets, and changes in the composition of the Board of Directors. Gabrielle Studio has agreed that Gabrielle Studio will not engage in any activities other than those related to the Gabrielle License and its license agreement with Ms. Karan's affiliate. However, there is no restriction on the transferability of shares of Gabrielle Studio. The Company is paying all costs in connection with the transfer of record ownership of the Licensed Marks to Gabrielle Studio and all costs associated with the registration, prosecution, and infringement of the Licensed Marks.

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

         The License Agreement provides that the Company will pay to Gabrielle Studio an annual royalty equal to 1.75% of the first $250 million of net sales (as defined in the License Agreement, which includes products and store services) for such year, plus 2.5% of the next $500 million of net sales for such year, plus 3% of the next $750 million of net sales for such year, plus 3.5% of all net sales for such year in excess of $1.5 billion. For purposes of computing the annual royalty, "net sales" includes sales by the Company, its affiliates, its subsidiaries, and its sublicensees of products bearing any of the Licensed Marks or the Name. During fiscal 2000 and prior to the sale of Gabrielle Studio to LVMH on January 17, 2001, the Company incurred royalty expense of $30.6 million to Gabrielle Studio pursuant to the License Agreement, of which amount $12.9 million was accrued in fiscal 2000 but will be paid in fiscal 2001.

REGISTRATION RIGHTS AGREEMENT

         In connection with the Company's initial public offering, the Company, members of the Takihyo Group, Ms. Karan, Mr. Weiss, the KW Trust, and Gabrielle Studio entered into a registration rights agreement, pursuant to which the Company granted to members of the Takihyo Group and the Karan/Weiss Group certain demand and "piggyback" registration rights. In connection therewith, the Company has agreed to pay certain expenses related to the registration of securities under the registration rights agreement.

BOUTIQUE AGREEMENT

         On October 29, 1998, the Company and Urban Zen LLC ("Urban Zen"), an entity of which Ms. Donna Karan is the sole member, entered into a boutique license agreement granting Urban Zen the right to open and operate a DONNA KARAN NEW YORK flagship-store in New York City, which is scheduled to open in 2001. The boutique agreement has an initial five-year term, with two renewal periods at Urban Zen's option assuming certain conditions are met. The agreement further provides that the Company will provide Urban Zen with certain management services in connection with the operation of the store, in exchange for an annual fee equal to the greater of 1-1/2% of sales and $75,000 (which amount was reduced in 2000 from the greater of 3% of sales and $150,000 because of the elimination of certain services to be performed), and that Urban Zen will be entitled to offer for sale certain non-Company products. In all other material respects, the boutique license agreement is similar to the Company's other boutique agreements for DONNA KARAN NEW YORK stores, including provisions for the sale of Donna Karan merchandise to Urban Zen, minimum purchase requirements and minimum advertising requirements. It is expected that Ms. Karan will devote a portion of her time to the Collection Store. Since the boutique was not open in fiscal 2000, no fees were incurred by Urban Zen under the boutique agreement.

         Additionally, in connection with lease for this store, the Company has agreed to permit Gabrielle Studio, which at the time was wholly-owned by Donna Karan, Stephan Weiss, and the KW Trust, to guarantee Urban Zen's obligations under the lease.

         In connection with the purchase of Gabrielle Studio, LVMH agreed to acquire the DONNA KARAN NEW YORK store, by September 15, 2001, from Urban Zen at its documented costs and expenses. The DONNA KARAN NEW YORK flagship store is expected to open later this year. It is further anticipated that the boutique license agreement will be terminated upon consummation of the Merger.

OTHER AGREEMENTS AND TRANSACTIONS

         For a discussion of the voting arrangement between the members of the Karan/Weiss Group and members of the Takihyo Group, see "Item 10. Directors and Officers of the Registrant - Certain Voting Arrangements."

         In addition, in connection with the reorganization of the Company in connection with its initial public offering, the Company agreed to indemnify the Karan/Weiss Group and the Takihyo Group for certain obligations arising prior to or as a result of the reorganization.

         The Company has requested that Ms. Karan and Mr. Weiss reimburse the Company for purchases of Company products. At December 31, 2000, $220,983 was outstanding. No interest is being charged on these outstanding amounts.

LITIGATION

         In December 2000, several putative class actions were filed in state court in Delaware and New York in connection with LVMH's initial proposal to acquire the Company's outstanding shares for a price of $8.50 per share. The actions filed in Delaware Chancery Court (New Castle County) are captioned:
HARBOR FINANCE PARTNERS V. DONNA KARAN, ET AL., C.A. No. 18559-NC; DONNA HOUGHTON V. DONNA KARAN, ET AL., C.A. 18566-NC; DANIEL ORINGER V. DONNA KARAN, ET AL., C.A. No. 18567-NC; PHIL DORFMAN V. DONNA KARAN, ET AL., C.A. No. 18568-NC; E. JANET ALLRED V. DONNA KARAN, ET AL., C.A. No. 18569-NC; and FREDERICK V. MAUER V. DONNA KARAN, ET AL., C.A. No. 18574-NC. The actions filed in New York Supreme Court are captioned: ALICE BERMAN V. DONNA KARAN INTERNATIONAL INC., ET AL., Index No. 125465/00; HARBOR FINANCE PARTNERS V. DONNA KARAN, ET AL., Index No. 605638/00; and ROLLING INVESTOR GROUP, INC. V. DONNA KARAN INTERNATIONAL INC., ET AL., Index No. 600032/01. All of the complaints name Donna Karan International, Donna Karan, Stephan Weiss and John D. Idol as defendants. Two of the complaints also name the Company's independent board members as defendants and three of the complaints also name LVMH as a defendant.

         These actions allege that (1) the $8.50 price initially offered by LVMH to purchase the Company's common stock is inadequate, (2) the individual defendants breached their fiduciary duties to Donna Karan International stockholders in connection with LVMH's proposal and (3) Donna Karan and Stephan Weiss furthered their own interests, at the expense of Donna Karan International's interests, in allegedly negotiating with LVMH concerning the proposed sale of Donna Karan International to LVMH.

         Following the commencement of these actions, counsel for Donna Karan International and the other defendants entered into the following stipulations:
(1) a stipulation with counsel for plaintiffs in the actions filed in New York staying these actions and providing that the outcome of these actions will be governed by the outcome of the actions filed in Delaware; and (2) a stipulation with counsel for plaintiffs in the actions filed in Delaware providing that these actions will be consolidated and that defendants need not respond to the individual complaints pending the filing of a consolidated amended complaint. No consolidated amended complaint has been filed and discovery has not commenced.

         Although the outcome of these matters could have a material adverse effect on the Company's results of operations and cash flows in the period in which the outcome is determined, in the Company's opinion, the results of these matters are not expected to have a material effect on the Company's financial position or results of operations.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and

Exchange Commission and the New York Stock Exchange. Officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no Forms 5 were required, the Company believes that all filing requirements applicable to its executive officers, and directors, and greater than 10% beneficial owners were complied with during the 2000 fiscal year, except Mr. Taki inadvertently did not file, on a timely basis, a report for each of January and February 2000 covering six and two purchases of common stock, respectively.

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DONNA KARAN INTERNATIONAL
                                       INC. (Registrant)

Date: April 30, 2001                   By: /s/ John D. Idol
                                           -------------------------------------
                                           John D. Idol, Chief Executive Officer



Dated: April 30, 2001                  By: /S/ Joseph B. Parsons
                                           -------------------------------------
                                           Joseph B. Parsons, Chief Financial
                                           and Operations Officer