Form 10-Q
period 2001-04-01
DONNA KARAN INTERNATIONAL INC
filed 2001-05-16
CIK 1012369

===============================================================================

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

                  For the quarterly period ended April 1, 2001

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

                       ----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES /X/   NO / /

At May 1, 2001, the Registrant had 22,266,483 shares of Common Stock outstanding.*

*Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.

===============================================================================

                         DONNA KARAN INTERNATIONAL INC.
                                      INDEX

PART I.       FINANCIAL INFORMATION



Item 1.    Financial Statements                                                   PAGE
                                                                                  ----
           Statements of Income--
             Three months ended April 1, 2001 and April 2, 2000.................   3

           Balance Sheets--
             April 1, 2001 and December 31, 2000................................   4

           Statements of Cash Flows--
             Three months ended April 1, 2001 and April 2, 2000.................   5

             Notes to Financial Statements......................................   6

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations......................  12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........  17


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.....................................  17


                         DONNA KARAN INTERNATIONAL INC.

                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                            --------------------------------------------
                                                                 APRIL 1,                  APRIL 2,
                                                                   2001                      2000
                                                            ----------------------      -----------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  NET REVENUES.........................................         $    173,046                 $   172,770
  Cost of sales........................................              117,285                     116,791
                                                                ------------                 -----------
  GROSS PROFIT.........................................               55,761                      55,979
  Selling, general, and administrative expenses........               50,899                      49,766
                                                                ------------                 -----------
  OPERATING INCOME ....................................                4,862                       6,213
  Interest expense, net................................                  691                         571
                                                                ------------                 -----------
  INCOME BEFORE INCOME TAXES...........................                4,171                       5,642
  Provision for income taxes...........................                1,627                       2,314
                                                                ------------                 -----------
  NET INCOME ..........................................               $2,544                      $3,328
                                                                ------------                 -----------
                                                                ------------                 -----------
  Net income per common share:
       Basic...........................................                $0.12                       $0.15
                                                                ------------                 -----------
                                                                ------------                 -----------
       Diluted.........................................                $0.11                       $0.15
                                                                ------------                 -----------
                                                                ------------                 -----------
  Weighted average common shares outstanding:
       Basic...........................................           21,614,529                  21,600,400
                                                                ------------                 -----------
                                                                ------------                 -----------
       Diluted.........................................           22,298,765                  21,748,500
                                                                ------------                 -----------
                                                                ------------                 -----------

                        See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                                       APRIL 1,          DECEMBER 31,
                                                                         2001               2000
                                                                     ------------        ------------
                                                                      (UNAUDITED)
                                                                              (IN THOUSANDS)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents............................                $  6,379            $ 15,535
    Accounts receivable, net of allowances of $31,962
        and $36,178, respectively........................                 110,680              85,007
    Inventories..........................................                  90,851              88,691
    Deferred income taxes................................                  28,268              28,297
    Prepaid expenses and other current assets............                  29,418              27,920
                                                                     ------------        ------------
        TOTAL CURRENT ASSETS.............................                 265,596             245,450
Property and equipment, net..............................                  37,385              38,987
Deferred income taxes....................................                  19,543              19,650
Deposits and other noncurrent assets.....................                  20,294              20,127
                                                                     ------------        ------------
                                                                         $342,818            $324,214
                                                                     ------------        ------------
                                                                     ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable.....................................                 $61,149             $76,956
    Accrued expenses and other current liabilities.......                  45,666              57,501
    Borrowing under revolving line of credit.............                  41,819                   -
    Subordinated notes payable ..........................                   8,209                   -
                                                                     ------------        ------------
       TOTAL CURRENT LIABILITIES.........................                 156,843             134,457
                                                                     ------------        ------------
Subordinated notes payable ..............................                       -               8,209
Deferred income..........................................                  27,434              28,688

STOCKHOLDERS' EQUITY
   Common stock, $0.01 par value, 35,000,000 shares
       authorized, 22,255,176 shares at April 1, 2001
       and 22,127,805 shares at December 31, 2000 issued
       and outstanding...................................                     223                 221
   Common stock Class A, $0.01 par value,18 shares
       authorized, issued and outstanding................                       -                   -
   Common stock Class B, $0.01 par value, 2 shares
       authorized, issued and outstanding................                       -                   -
   Preferred stock, $0.01 par value, 1,000,000 shares
       authorized, no shares issued and outstanding......                       -                   -
   Additional paid-in capital............................                 193,466             192,348
   Retained deficit......................................                 (31,980)            (34,524)
   Accumulated other comprehensive income (loss).........                   1,224              (1,415)
                                                                     ------------        ------------
                                                                          162,933             156,630
   Less: Treasury stock, at cost (16,270 shares).........                    (384)               (384)
         Unearned compensation...........................                  (4,008)             (3,386)
                                                                     ------------        ------------
       TOTAL STOCKHOLDERS' EQUITY........................                 158,541             152,860
                                                                     ------------        ------------
                                                                         $342,818            $324,214
                                                                     ------------        ------------
                                                                     ------------        ------------

                        See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                 --------------------------------
                                                                   APRIL 1,             APRIL 2,
                                                                    2001                  2000
                                                                 ------------        ------------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net income .............................................          $  2,544           $  3,328
Adjustments to reconcile net income to net cash used for
   operating activities:
    Depreciation and amortization ......................             3,899              3,805
    Amortization of deferred income.....................            (2,085)            (4,038)
    Provision for bad debts ............................                76                (11)
    Deferred income taxes...............................               136                726
    Provision for restricted stock compensation ........               392                 80
Changes in operating assets and liabilities:
    Increase in accounts receivable ....................           (25,141)           (14,633)
    (Increase) decrease in inventories .................            (2,160)            17,968
    (Increase) decrease in prepaid expenses and other
       current assets ..................................            (2,106)               623
    Increase in deposits and other noncurrent assets ...            (1,943)            (1,862)
    Decrease in accounts payable, accrued expenses, and
       other current liabilities .......................           (22,918)           (16,277)
    Decrease in deferred income ........................            (1,254)            (2,767)
                                                                 ------------        ------------
       NET CASH USED FOR OPERATING ACTIVITIES ..........           (50,560)           (13,058)
                                                                 ------------        ------------
INVESTING ACTIVITIES
    Purchase of property and equipment .................              (521)              (444)
                                                                 ------------        ------------
       NET CASH USED FOR INVESTING ACTIVITIES ..........              (521)              (444)
                                                                 ------------        ------------
FINANCING ACTIVITIES
    Net proceeds of revolving credit facility ..........            41,819              4,298
    Proceeds from stock options exercised ..............               106                  -
                                                                 ------------        ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES .......            41,925              4,298
                                                                 ------------        ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..............            (9,156)            (9,204)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......            15,535             15,038
                                                                 ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............          $  6,379           $  5,834
                                                                 ------------        ------------
                                                                 ------------        ------------

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

     On December 18, 2000, the Company announced that it had received a proposal from a corporation owned by LVMH Moet Henessey Louis Vuitton Inc., a Delaware corporation ("LVMH") and a wholly-owned subsidiary of LVMH Moet Henessey Louis Vuitton, S.A., a French corporation, to enter into merger negotiations (the "LVMH Merger Offer") to acquire all of the outstanding shares of common stock of the Company for a price of $8.50 per share in cash. On April 2, 2001, the Company and LVMH announced that they had entered into an Agreement and Plan of Merger, dated as of March 31, 2001 (the "Merger Agreement"), which sets forth the terms and conditions of the proposed acquisition of the Company by LVMH. Pursuant to the Merger Agreement, an indirect subsidiary of LVMH will be merged with and into the Company (the "Merger") and the Company will survive the Merger as an indirect subsidiary of LVMH. The Merger Agreement provides that the stockholders of the Company will receive $10.75 in cash for each share of common stock of the Company. The Merger is subject to the approval of the stockholders of the Company and the satisfaction of other customary closing conditions, including the receipt of required regulatory approvals. During the three month period ended April 1, 2001, the Company incurred $1.7 million in expenses related to the LVMH Merger Offer, which have been classified as selling, general and administrative expenses.

     The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. On a quarterly basis, the Company's operations may vary as a result of, among other things, production and shipping schedules, the introduction of new products, the timing of opening and closing Company-owned retail stores, and variations in the timing of certain holidays from year to year. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for a full year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Certain amounts in the financial statements of prior years have been reclassified to conform to the current year presentation.

ADOPTION OF NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is required to be adopted in fiscal years beginning after June 15, 2000. The Company has adopted the provisions of this Statement effective January 1, 2001. This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company's cumulative effect of adoption of this Statement was not material to the Company's results of operations or financial condition.

                        DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

     The Company uses derivative financial instruments for the purpose of managing its exposure to adverse fluctuations in foreign currency exchange rates. The Company conducts business in many foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on the Company's costs and cash flows. The Company addresses its risks through a program of risk management that includes the use of derivative financial instruments, the principal objective of which is to minimize the effect of foreign exchange rate movements on the Company's operating activities.

     The Company enters into forward exchange contracts to hedge foreign currency denominated sales and inventory purchases and the resulting foreign currency denominated accounts receivable and payable. Such forward exchange contracts are for periods consistent with the identified exposures. These contracts are effective hedges of these exposures, and are designated as dual-purpose hedges-cash flow hedges until the anticipated transaction occurs, and fair value hedges until the related receivable or payable settles. As cash flow hedges, changes in the effective portion of the fair value of these forward contracts are included in other comprehensive income and recognized in revenues and cost of sales, as applicable, when the underlying hedged transaction occurs. Once the sale or inventory purchase occurs, gains and losses on the fair value hedge of the resulting asset or liability are recognized in other income and expense and are offset by gains and losses on the mark-to-market of the underlying receivable or payable. Foreign currency transactions that do not qualify as hedges are marked-to-market on a current basis with gains and losses recognized through income and reflected in operating expenses. In addition, any previously deferred gains and losses on hedges that are terminated prior to the transaction date are recognized in current income when the hedge is terminated. The contracts have varying maturities with none exceeding 24 months. Included in other comprehensive income is a net unrealized gain of $2.6 million related to forward contracts outstanding as of April 1, 2001.

     As a matter of policy, the Company enters into forward exchange contracts with parties that are major international banks and financial institutions that have at least an "A" (or equivalent) credit rating. The Company's exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would be immaterial.

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

     A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                     THREE MONTHS ENDED
                                                       -------------------------------------------
                                                              APRIL 1,                APRIL 2,
                                                               2001                     2000
                                                       -----------------        -----------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
Net income attributable to common stock............    $           2,544        $           3,328
                                                       -----------------        -----------------
DENOMINATOR:
Weighted average common shares outstanding-
     Basic.........................................           21,614,529               21,600,400
Effect of dilutive securities......................              684,236                  148,100
                                                       -----------------        -----------------
Weighted average common shares outstanding-
     Diluted.......................................           22,298,765               21,748,500
                                                       -----------------        -----------------
Basic EPS..........................................    $            0.12        $            0.15
                                                       -----------------        -----------------
Diluted EPS........................................    $            0.11        $            0.15
                                                       -----------------        -----------------

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

INVENTORIES

     Inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out method.


                                                 APRIL 1,           DECEMBER 31,
                                                   2001                  2000
                                               ---------            ------------
                                                         (IN THOUSANDS)
Raw materials.........................            $3,872               $3,522
Work in process.......................             3,822                3,920
Finished goods........................            83,157               81,249
                                               ---------            ------------
                                                 $90,851              $88,691
                                               ---------            ------------
                                               ---------            ------------

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

     Property and equipment consist of the following:


                                                  APRIL 1,           DECEMBER 31,
                                                    2001                 2000
                                                  --------           -----------
                                                         (IN THOUSANDS)
Machinery, equipment and fixtures............     $29,930              $29,688
Leasehold improvements.......................      63,638               63,359
                                                  --------           -----------
                                                   93,568               93,047
Less accumulated depreciation................     (56,183)             (54,060)
                                                  --------           -----------
                                                  $37,385              $38,987
                                                  --------           -----------
                                                  --------           -----------

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities are comprised of the following:


                                                      APRIL 1,        DECEMBER 31,
                                                        2001             2000
                                                      --------        -----------
                                                           (IN THOUSANDS)
Accrued operating expenses....................         $10,537          $13,169
Unearned revenues.............................           6,535            7,367
Accrued royalties.............................          11,766           12,712
Accrued compensation..........................           6,657           12,920
Accrued income taxes..........................           6,360            6,868
Accrued restructuring and other charges.......             757              892
Accrued taxes other than income taxes.........           2,376            2,671
Other.........................................             678              902
                                                      --------        -----------
                                                       $45,666          $57,501
                                                      --------        -----------
                                                      --------        -----------

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS


COMMITMENTS AND CONTINGENCIES

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

     The LVMH Actions allege, INTER ALIA, that the price offered by LVMH to purchase the Company's common stock is inadequate, that defendants breached their fiduciary duties in connection with the LVMH Offer and that the Chairman and Vice Chairman of the Company furthered their own interests at the expense of the Company's interests, in allegedly negotiating with LVMH concerning the proposed sale of the Company to LVMH.

     Following the commencement of the LVMH Actions, counsel for the Company and the other defendants entered into (i) a stipulation with counsel for plaintiffs in the actions filed in New York staying such actions and providing that the outcome of those actions will be governed by the outcome of the actions filed in Delaware and (ii) a stipulation with counsel for plaintiffs in the actions filed in Delaware providing that such actions will be consolidated and that defendants need not respond to the individual complaints pending the filing of a consolidated amended complaint. By order of the Delaware Court, these actions were consolidated under the caption IN RE DONNA KARAN INTERNATIONAL INC. SHAREHOLDERS LITIGATION.

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

RESTRUCTURING AND OTHER CHARGES

     For the three months ended April 1, 2001, the Company utilized approximately $0.1 million of reserves previously established in connection with its fiscal 1999 restructuring plan. The Company anticipates utilizing the remaining balance of its reserves during fiscal 2001.

     The balance of the fiscal 1999 restructuring and other charges are as follows:


                                                 BALANCE AT        UTILIZED          BALANCE AT
                                                DECEMBER 31,    -----------------      APRIL 1,
(IN THOUSANDS)                                      2000         CASH     NONCASH       2001
--------------                                  -----------     -----    --------    ----------

Exit costs (including inventory markdowns)...        $68         $  -     $ -         $  68
Employee termination and severance costs.....        188           64       -           124
Other........................................        636           71       -           565
                                                -----------     -----    --------    ----------
                                                    $892         $135     $ -          $757
                                                -----------     -----    --------    ----------
                                                -----------     -----    --------    ----------


PROVISION FOR INCOME TAXES

     The provision for income taxes represents Federal, foreign, state and local income taxes. The effective income tax rate was 39.0% and 41.0% for the three months ended April 1, 2001 and April 2, 2000, respectively. This rate reflects the effect of state and local taxes, tax rates in certain foreign jurisdictions and certain nondeductible expenses.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

   Supplemental disclosures of cash flow information:

                                                 THREE MONTHS ENDED
                                               -----------------------
                                               APRIL 1,       APRIL 2,
                                                 2001           2000
                                               --------       --------
                                                  (IN THOUSANDS)
     CASH PAID FOR:
            Interest .................             $494           $352
                                               --------       --------
                                               --------       --------
            Taxes.....................           $1,458         $2,798
                                               --------       --------
                                               --------       --------

MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. Actual results could differ from those based upon such estimates and assumptions.

NOTE 2 -- COMPREHENSIVE INCOME

     Comprehensive income and its components are as follows:

                                                                 THREE MONTHS ENDED
                                                               -----------------------
                                                               APRIL 1,       APRIL 2,
                                                                 2001           2000
                                                               --------       --------
                                                                   (IN THOUSANDS)
     Foreign currency translation............................    $   (4)        $(128)
     Unrealized gain on forward exchange contracts, net .....     2,643             -
                                                               --------       --------
     Other comprehensive income (loss).......................    $2,639         $(128)
                                                               --------       --------
                                                               --------       --------

     On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, a net unrealized gain on foreign currency forward contracts as of April 1, 2001 of $2,643 is included in other comprehensive income. The unrealized gain on forward exchange contracts included in other comprehensive income for the three months ended April 1, 2001 is net of reclassification adjustments for realized gains on forward exchange contracts.

         Accumulated other comprehensive (loss) is as follows:

                                                                     TOTAL ACCUMULATED
                               FOREIGN           UNREALIZED GAIN            OTHER
                               CURRENCY            ON FORWARD           COMPREHENSIVE
                             TRANSLATION            CONTRACTS           INCOME (LOSS)
                             -----------         --------------      ----------------
                                                 (IN THOUSANDS)
Beginning balance .....         $(1,415)          $     -                 $(1,415)
Current-period change..              (4)            2,643                   2,639
                               --------           -------                 --------
Ending balance ........         $(1,419)          $ 2,643                 $ 1,224
                               --------           -------                 --------
                               --------           -------                 --------

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 -- SEGMENT INFORMATION

     Information related to the Company's reportable business segments is as follows:

                                     WHOLESALE    LICENSING     RETAIL      TOTAL
                                     ---------    ---------    ---------   -----------
                                                     (IN THOUSANDS)
THREE MONTHS ENDED
APRIL 1, 2001
------------------
Net revenues from external
  customers .....................     $133,221     $ 14,013     $ 25,812    $173,046
Intersegment revenues ...........       19,101            -            -      19,101
Segment operating profit (loss)..        3,194(a)     7,844       (6,176)      4,862(a)
Segment assets...................      272,844        9,834       60,140     342,818

THREE MONTHS ENDED
APRIL 2, 2000
------------------
Net revenues from external
  customers .....................     $135,324     $ 10,414     $ 27,032    $172,770
Intersegment revenues ...........       16,889            -            -      16,889
Segment operating profit (loss)..        5,808        4,509       (4,104)      6,213
Segment assets...................      223,582        5,512       59,821     288,915


(a) Includes $1.7 million in transaction costs related to the proposed LVMH merger.

     Information related to the Company's geographic segments is as follows:

                                   THREE MONTHS ENDED
                              ----------------------------
                               APRIL 1,           APRIL 2,
                                2001                2000
                              ---------          ---------
                                     (IN THOUSANDS)
Net revenues:
  United States............    $100,513          $105,286
  Japan....................       5,741             5,249
  Other....................      66,792            62,235
                              ---------          ---------
                               $173,046          $172,770
                              ---------          ---------
                              ---------          ---------

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Donna Karan International Inc. (together with its subsidiaries, the "Company") is one of the world's leading international fashion design houses. The Company designs, contracts for the manufacture of, markets, retails and distributes collections of men's and women's clothing, sportswear, accessories and shoes under the DONNA KARAN NEW YORK, DKNY, DKNY JEANS and DKNY ACTIVE brand names. The Company also selectively has granted licenses for the manufacture and distribution of certain other products under its brand names, including beauty and beauty-related products, jeanswear, activewear, hosiery, intimate apparel, eyewear and children's apparel.

RESULTS OF OPERATIONS

     The Company's business is comprised of wholesale, licensing and retail activities. The Company utilizes a 52- or 53-week fiscal year ending on the Sunday nearest December 31. The following discussion provides information and analysis of the Company's results of operations for the three months ended April 1, 2001 and April 2, 2000.

     The following tables set forth certain segment data:


                                                    THREE MONTHS ENDED
                                                  ----------------------
                                                   APRIL 1,     APRIL 2,
                                                     2001        2000
                                                   --------     --------
                                                         (IN MILLIONS)
Net revenues from external customers:
   By segments:
         Wholesale .........................        $133.2        $135.4
         Licensing .........................          14.0          10.4
         Retail ............................          25.8          27.0
                                                   --------     --------
                                                    $173.0        $172.8
                                                   --------     --------
                                                   --------     --------
   By geographic area:
         United States .....................        $100.5        $105.3
         Japan .............................           5.7           5.2
         Other .............................          66.8          62.3
                                                   --------     --------
                                                    $173.0        $172.8
                                                   --------     --------
                                                   --------     --------
Segment operating profit (loss):
           Wholesale .........................        $3.2(a)       $5.8
           Licensing .........................         7.9           4.5
           Retail ............................        (6.2)         (4.1)
                                                   --------     --------
                                                      $4.9          $6.2
                                                   --------     --------
                                                   --------     --------

      (a) Includes $1.7 million in transaction costs related to the proposed LVMH merger.
                                       12

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following table sets forth certain condensed statement of income data:

                                                       THREE MONTHS ENDED
                                               ------------------------------------
                                                   APRIL 1,             APRIL 2,
                                                     2001                 2000
                                               ---------------      ---------------
                                                       (DOLLARS IN MILLIONS)
  Net revenues .........................       $173.0    100.0%     $172.8    100.0%
                                               ------               ------
  Gross profit .........................         55.8     32.2        56.0     32.4
  Selling, general and administrative
      expenses .........................         50.9     29.4        49.8     28.8
  Operating income .....................          4.9      2.8         6.2      3.6
  Net income ...........................          2.5      1.5         3.3      1.9

   NET REVENUES

     Net revenues for the three months ended April 1, 2001 increased $0.2 million, or 0.2%, to $173.0 million as compared to net revenues of $172.8 million in the corresponding prior-year period.

     Wholesale revenues for the three months ended April 1, 2001 decreased $2.2 million, or 1.6%, to $133.2 million as compared to $135.4 million in the corresponding prior-year period. The decrease was attributable to a decrease in sales from the women's and accessories businesses, partially offset by an increase in sales from International DKNY Jeans and the menswear businesses.

     Licensing revenues for the three months ended April 1, 2001 increased $3.6 million, or 34.6%, to $14.0 million as compared to $10.4 million in the corresponding prior-year period. The increase was primarily due to increased royalties from the Company's new regional license in Asia and growth in sales of certain other existing licensed products.

     Retail revenues for the three months ended April 1, 2001 decreased $1.2 million, or 4.5%, to $25.8 million as compared to $27.0 million in the corresponding prior-year period. The decrease was primarily attributable to an 11.8% decrease in comparable store sales, partially offset by an increase in the number of full-price freestanding retail stores.

   GEOGRAPHIC

     Net revenues for the United States for the three months ended April 1, 2001 decreased $4.8 million, or 4.5%, to $100.5 million as compared to $105.3 million in the corresponding prior-year period. The decrease was primarily attributable to decreased wholesale and retail revenues, partially offset by increases in licensing revenues.

     Net revenues for Japan for the three months ended April 1, 2001 increased $0.5 million, or 9.4%, to $5.7 million as compared to $5.2 million in the corresponding prior-year period. The increase was primarily attributable to increased wholesale revenues to Japan and increased royalties from the Company's Japanese licensee.

     Net revenues for other geographic areas for the three months ended April 1, 2001 increased $4.6 million, or 7.3%, to $66.8 million as compared to $62.3 million in the corresponding prior-year period. The increase is attributable to increased wholesale and licensing revenues.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   GROSS PROFIT
     Gross profit as a percentage of net revenues for the three months ended April 1, 2001 was 32.2%, as compared to 32.4% for the corresponding prior-year period. The decrease primarily reflects lower margins in the wholesale and retail segments, partially offset by an increase in the higher margin licensing business.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses increased to 29.4% of net revenues for the three months ended April 1, 2001, as compared to 28.8% in the corresponding prior-year period. Included in these costs, during the three months ended April 1, 2001, is $1.7 million in transaction costs related to the proposed LVMH Merger. Exclusive of these costs, selling, general and administrative expenses were 28.4% of net revenues for the three months ended April 1, 2001. The decrease was primarily a result of lower selling expenses in the wholesale segment, partially offset by increased costs associated with the growth in the number of full-price free-standing retail stores, as compared to the prior-year period.

   OPERATING INCOME
     Operating income for the three months ended April 1, 2001 decreased $1.3 million, or 21.7%, to $4.9 million as compared to $6.2 million in the corresponding prior-year period. Included in operating income, during the three months ended April 1, 2001, is $1.7 million in transaction costs related to the proposed LVMH Merger. Exclusive of these costs, operating income increased $0.4 million, or 5.5%, to $6.6 million for the three months ended April 1, 2001. The increase was attributable to increased operating profit in the licensing segment, partially offset by decreased operating profit in the wholesale business and increased operating losses in the retail segment.

   INTEREST EXPENSE, NET
     Interest expense, net was $0.7 million for the three months ended April 1, 2001 as compared to $0.6 million for the corresponding prior-year period. The increase was primarily attributable to an increase in average borrowings, partially offset by lower interest rates, during the three months ended April 1, 2001, as compared to the corresponding prior-year period.

   PROVISION FOR INCOME TAXES
     The provision for income taxes represents Federal, foreign, state and local income taxes. The effective income tax rate for the three months ended April 1, 2001 and April 2, 2000 was 39.0% and 41.0%, respectively. These rates reflect the effects of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

    NET INCOME
     Net income for the three months ended April 1, 2001 decreased $0.8 million, or 23.6%, to $2.5 million, as compared to $3.3 million in the corresponding prior-year period. Included in net income, during the three months ended April 1, 2001, is $1.1 million, net of income taxes, in transaction costs related to the proposed LVMH Merger. Exclusive of these costs, net income increased $0.3 million, or 7.4%, to $3.6 million for the three months ended April 1, 2001. The increase was primarily attributable to increased net revenues and decreased selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds have historically been, and are expected to continue to be, cash flow from operations and borrowings under its revolving credit facility. The Company's principal need for funds is to finance working capital (principally inventory and receivables), capital expenditures (including the renovation of existing shop-in-shops and construction of new shop-in-shops, outlet and full-price free-standing retail stores), and investments in the start-up of new collections and the extension of existing collections. At April 1, 2001, the Company had cash and cash equivalents of $6.4 million, as compared to $5.8 million at April 2, 2000.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company has a $150.0 million, three-year revolving credit facility (the "Facility"). The Facility is used for working capital requirements and general corporate purposes. In February 2000, the Company amended the Facility and extended its term to expire on May 1, 2003. At April 1, 2001, $41.8 million was outstanding under the Facility, as compared to $4.3 million outstanding at April 2, 2000.

     Net cash used for operating activities was $50.6 million for the three months ended April 1, 2001 as compared to $13.1 million in the corresponding prior-year period. The increase in net cash used for operating activities primarily reflects an increase in accounts receivable and inventory, and a greater decrease in accounts payable and accrued expenses from the corresponding prior year. Net cash used for investing activities increased $0.1 million for the three months ended April 1, 2001 as compared to the corresponding prior-year period, due to increased purchases of property and equipment. Financing activities reflect borrowings under the Company's Facility, as well as the proceeds from the exercise of stock options. Net cash provided by financing activities was $41.9 million for the three months ended April 1, 2001, as compared to $4.3 million in the corresponding prior-year period. The increase was due to greater amounts outstanding under the Company's Facility in the current period as compared with the corresponding prior-year period.

     As a matter of policy, the Company enters into forward exchange contracts with parties that are major international banks and financial institutions that have at least an "A" (or equivalent) credit rating. The Company's exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would be immaterial. Costs associated with entering into such contracts have not been material to the Company's financial results. The Company's measured value-at-risk from holding such derivative instruments, using a variance/co-variance model with a 95 percent confidence level, assuming normal market conditions at April 1, 2001 was approximately $3.3 million.

     Capital expenditures, primarily for leasehold improvements and leasehold improvements related to outlet and full-price free-standing retail stores, equipment, machinery, computers and office furniture, were approximately $0.5 million and $0.4 million for the three months ended April 1, 2001 and April 2, 2000, respectively. As of May 7, 2001, the Company had outstanding commitments for additional capital expenditures during fiscal 2001 of approximately $9.8 million. The Company anticipates that it will incur additional capital expenditures in fiscal 2001 relating to its retail business initiatives and other matters.

     The Company anticipates that it will be able to satisfy its ongoing cash requirements for the foreseeable future with cash flow from operations, supplemented by borrowings under its Facility. Events that may impact this include, but are not limited to, future events that may have the effect of reducing available cash balances (such as unexpected operating losses or increased capital or other expenditures), as well as future circumstances that might reduce or eliminate the availability of external financing.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words and phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "plans" or similar expressions, are intended to identify "forward-looking statements" include, without limitation, the Company's expectations regarding sales, earnings, or other future financial performance and liquidity, and general statements about future operations and operating results. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation: (i) the failure of certain key members of the Company's design teams or management, including Ms. Karan, to continue to be active in the business of the Company; (ii) the failure to consummate the proposed Merger with LVMH at all due to the failure of a condition in the merger agreement or to consummate the merger on a timely basis due to delays in the process of satisfying the conditions contained therein, the possibility of a termination of the Company's license with Gabrielle Studio, Inc., a bankruptcy of Gabrielle Studio, Inc., or transfer of the stock of Gabrielle Studio, Inc. or a change in the relationship under the agreement with Gabrielle Studio, Inc. following LVMH's purchase of Gabrielle Studio, Inc.; (iii) the timing and expense associated with, and effects, of the strategic initiatives being implemented by the Company and risks associated with the timing, expense and/or changes in the Company's strategic plan associated with the proposed merger; (iv) risks associated with the receipt, pricing, and timing of customer orders; (v) general competitive factors and risks associated with a downturn in the overall financial condition of the apparel industry, the retail industry, and the general economy; (vi) timing of and costs associated with new Company-owned store openings and the Company's economic ability to continue to open new stores; (vii) risks associated with the Company's increasing royalty revenues as a percent of the Company's total revenues and net income and risks associated with a lack of operational or financial control over the Company's licensees; (viii) risks to the Company's existing wholesale businesses from the Company's licensing of related products; (ix) a change in retailer or consumer acceptance of the Company's products; (x) the variability of the Company's results in any period due to the seasonal nature of the business, the timing and level of the Company's sales, the timing of launch of new products and collections and opening of new doors, fashion trends, and the timing, terms, consummation, or success of any joint ventures, licenses, or other dispositions of product lines; (xi) consolidation and restructuring in the retail industry causing a decrease in the number of stores that sell the Company's products, or an increase in the ownership concentration within the retail industry; (xii) social, political and economic risks to the Company's foreign operations and customers, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (xiii) changes in laws, regulations, and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (xiv) foreign currency fluctuations affecting the Company's results of operations and value of its foreign assets, the relative price at which the Company and foreign competitors sell their products in the same markets, and the Company's operating and manufacturing costs outside of the United States; (xv) shipment delays, depletion of inventory, and increased production costs resulting from disruption at any of the Company's facilities or other causes; (xvi) changes in product mix to ones which are less profitable; (xvii) infringements of the Company's trademarks and other proprietary rights, imitations or diversions of the Company's products, or inability to obtain trademark protection outside the United States for one or more of the Company's marks; (xviii) political or economic instability resulting in the disruption of trade from the countries in which the Company's contractors, suppliers, licensees, or customers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes, and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restriction on transfer of funds; (xix) the inability of a contractor to deliver the Company's products in a timely manner thereby causing the Company to miss the delivery date requirements of its customers, which in turn could result in the cancellation of orders, refusal to accept deliveries, or a reduction in the selling price; or (xx) the violation of labor or other laws by the Company, any independent manufacturer, or any licensee. The Company undertakes no obligation to publicly update or revise any forward-looking statements made herein or elsewhere, whether as a result of new information, future events or otherwise.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         There have been no material changes in information reported since the fiscal year ended December 31, 2000.


PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

         (b) Reports on Form 8-K
             There were no reports on Form 8-K filed by the Company during the three months ended April 1, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DONNA KARAN INTERNATIONAL INC.
                                                (Registrant)

Date:  May 15, 2001                    By: /s/ John D. Idol
                                           ------------------------
                                           John D. Idol
                                           Chief Executive Officer

Date:  May 15, 2001                    By: /s/ Joseph B. Parsons
                                           ------------------------
                                           Joseph B. Parsons
                                           Chief Financial and
                                           Operations Officer