Form 10-K/A
period 2000-12-31
DONNA KARAN INTERNATIONAL INC
filed 2001-08-21
CIK 1012369

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                         ANNUAL REPORT ON FORM 10-K/A-2


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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

                                                  NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                ON WHICH REGISTERED
-------------------                               ---------------------
Common Stock                                     New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of Registrant's Common Stock held by nonaffiliates as of March 28, 2001 was $101,872,962 based on 11,194,831 such shares outstanding on such date and the closing sales price for the Common Stock on such date of $9.10 as reported on the New York Stock Exchange. As of March 28, 2001, the Registrant had 22,253,254 shares of Common Stock outstanding.*

------------------------

* Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The following Items of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 are hereby amended and, as so amended, are restated below in their entirety; Item 3. Legal Proceedings; Item 6. Selected Financial Data; Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; and Item 14. Exhibit, Financial Statements, Schedules and Reports on Form 8-K.


ITEM 3. LEGAL PROCEEDINGS


    In December 2000, several putative class actions were filed in state court in Delaware and New York in connection with the LVMH Merger Offer. The actions filed in Delaware Chancery Court (New Castle County) are captioned: HARBOR FINANCE PARTNERS V. DONNA KARAN, ET AL., C.A. No. 18559-NC; DONNA HOUGHTON V. DONNA KARAN, ET AL., C.A. No. 18566-NC; DANIEL ORINGER V. DONNA KARAN, ET AL., C.A. No. 18567-NC; PHIL DORFMAN V. DONNA KARAN, ET AL., C.A. No. 18568-NC; E. JANET ALLRED V. DONNA KARAN, ET AL., C.A. No. 18569-NC; and FREDERICK V. MAUER
V. DONNA KARAN, ET AL., C.A. No. 18574-NC. The actions filed in New York Supreme Court are captioned: ALICE BERMAN V. DONNA KARAN INTERNATIONAL INC., ET AL., Index No. 125465/00; HARBOR FINANCE PARTNERS V. DONNA KARAN, ET AL., Index No. 605638/00; and ROLLING INVESTOR GROUP INC. V. DONNA KARAN INTERNATIONAL INC., ET AL., Index No. 600032/01 (the actions filed in New York and Delaware are collectively referred to as the "LVMH Actions"). All of the complaints name the Company, Donna Karan, Stephan Weiss, and John Idol as defendants. Two of the complaints also name the Company's outside Board members as defendants and three of the complaints also name LVMH as a defendant. None of the lawsuits specifies any amount of damages sought and, therefore, it is not practicable to estimate a range of possible loss in connection with this litigation.



    The LVMH Actions allege, INTER ALIA, that the $8.50 price initially offered by LVMH to purchase the Company's common stock is inadequate, that the individual defendants breached their fiduciary duties in connection with the LVMH Merger Offer, and that Donna Karan and Stephan Weiss furthered their own interests, at the expense of the Company's interests, in allegedly negotiating with LVMH concerning the proposed sale of the Company to LVMH.



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



    The Company is also involved from time to time in routine legal matters and litigation incidental to its business. While the outcome of these matters, as well as the LVMH Actions, could have a material adverse effect on the Company's results of operations and cash flows in the period in which such outcome is determined, in the Company's opinion, the results of these matters are not expected to have a material effect on the Company's financial position or results of operations. Accordingly, no reserve for the outcome of these matters has been recorded in the Company's financial statements as of December 31, 2000.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the Company's Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


                                                                  FISCAL YEAR ENDED
                                         --------------------------------------------------------------------
                                         DECEMBER 31,   JANUARY 2,   JANUARY 3,   DECEMBER 28,   DECEMBER 29,
                                             2000          2000         1999          1997           1996
                                         ------------   ----------   ----------   ------------   ------------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net revenues(1)........................   $  662,695    $  661,837   $  622,646    $  638,725     $  612,840
Gross profit(1)(2)(3)..................      217,915       211,151      154,087       121,407        200,776
Selling, general, and administrative
  expenses(2)(3)(4)(5).................      193,170       193,827      152,089       204,088        187,474
Restructuring charges (credits),
  net(2)(3)............................         (200)        2,645         (267)        8,635             --
                                          ----------    ----------   ----------    ----------     ----------
Operating income (loss)................       24,945        14,679        2,265       (91,316)        13,302
Equity in (loss) earnings of
  affiliate(6).........................           --            --          (65)        1,435          3,089
Interest expense, net..................       (2,595)       (4,090)      (2,050)       (2,515)        (8,534)
Gain on sale of interests in
  affiliate(6).........................           --            --           88            --             --
                                          ----------    ----------   ----------    ----------     ----------
Income (loss) before provision for
  income taxes.........................       22,350        10,589          238       (92,396)         7,857
Provision (benefit) for income
  taxes(7).............................        3,163           553          110       (11,034)       (17,179)
                                          ----------    ----------   ----------    ----------     ----------
Net income (loss)......................   $   19,187    $   10,036   $      128    $  (81,362)    $   25,036
                                          ==========    ==========   ==========    ==========     ==========
Net income (loss) per common shares(8):
  Basic................................   $     0.89    $     0.46   $     0.01    $    (3.78)    $     1.56
  Diluted..............................   $     0.87    $     0.46   $     0.01    $    (3.78)    $     1.56

Weighted average common shares
  outstanding(8):
  Basic................................   21,604,767    21,599,500   21,598,264    21,512,050     16,010,825
  Diluted..............................   22,055,974    21,702,700   21,631,664    21,512,050     16,010,825

BALANCE SHEET DATA:
  Working capital......................   $  110,993    $   98,857   $   91,668    $   79,989     $  146,805
  Total assets.........................      324,214       304,291      278,729       287,488        311,695
  Total long-term debt, including
    Current portion....................        8,209         8,209           --            36            318
Stockholders' equity...................      152,860       132,769      122,104       122,464        203,791


------------------------

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


(8) Options outstanding during 1997 and 1996 were not included in the calculation of earnings per share because the effect would be antidilutive. Net income per common share for the year ended December 29, 1996 is based upon 10,612,934 shares of common stock outstanding for the period from January 1, 1996 to the date of our initial public offering in July 1996, and 21,468,034 shares of common stock outstanding subsequent to our initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


    The Company's business is comprised of wholesale, licensing and retail activities. The following table is a comparative summary of the Company's results of operations for the fiscal years ended December 31, 2000 ("fiscal 2000"), January 2, 2000 ("fiscal 1999"), and January 3, 1999 ("fiscal 1998") and reflects the basis of presentation described in Note 1 in the notes to financial statements included elsewhere herein. The Company utilizes a 52- or 53-week fiscal year ending on the Sunday nearest December 31. Fiscal 2000 and fiscal 1999 results include 52 weeks as compared to 53 weeks in fiscal 1998.



                                                        FISCAL 2000              FISCAL 1999              FISCAL 1998
                                                    -------------------      -------------------      -------------------
NET REVENUES......................................   $662.7     100.0%        $661.8     100.0%        $622.6     100.0%
GROSS PROFIT......................................    217.9      32.9%         211.1      31.9%         154.1      24.7%
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES......    193.2      29.2%         193.8      29.3%         152.1      24.4%
OPERATING INCOME..................................     24.9       3.8%          14.7       2.2%           2.3       0.4%
NET INCOME........................................     19.2       2.9%          10.0       1.5%           0.1        --



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


    In December 2000, several putative class actions were filed in state court in Delaware and New York (collectively the "LVMH Actions") in connection with the LVMH Merger Offer. All of the complaints name the Company, its Chairman, its Vice Chairman and its Chief Executive Officer as defendants. Two of the complaints also name the Company's outside Board members as defendants and three of the complaints also name LVMH as a defendant. None of the lawsuits specifies any amount of damages sought and, therefore, it is not practicable to estimate a range of possible loss in connection with this litigation.



    The LVMH Actions allege, INTER ALIA, that the $8.50 price initially offered by LVMH to purchase the Company's common stock is inadequate, that the individual defendants breached their fiduciary duties in connection with the LVMH Merger Offer and that the Chairman and Vice Chairman of the Company furthered their own interests, at the expense of the Company's interests, in allegedly negotiating with LVMH concerning the proposed sale of the Company to LVMH.



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



    The Company is also involved from time to time in routine legal matters and litigation incidental to its business. While the outcome of these matters, as well as the LVMH Actions, could have a material adverse effect on the Company's results of operations and cash flows in the period in which such outcome is determined, in the Company's opinion, the results of these matters are not expected to have a material effect on the Company's financial position or results of operations. Accordingly, no reserve for the outcome of these matters has been recorded in the Company's financial statements as of December 31, 2000.



    In December 1999, the Company consummated the grant to LCI of the exclusive rights to design, produce, market and sell a new line of women's career and casual sportswear in the United States and Canada, which line launched for the Spring 2001 season under the CITY DKNY label. Under the agreement, LCI is obligated to pay the Company a royalty equal to a percentage of net sales of such licensed product. Upon consummation of the transaction, the Company received $6.4 million in prepaid royalties, which will be recognized as earned as LCI ships the licensed product. See Note 7 in the notes to financial statements contained elsewhere herein.



    In November 1999, the Company announced that it was implementing a series of strategic initiatives intended to further reduce costs and streamline operations, and focus on key business areas. As a result, the Company recorded restructuring and other non-recurring charges of $11.0 million, of which $0.8 million was classified as cost of sales, $6.1 million as selling, general and administrative expenses and $4.1 million as restructuring charges. The strategic initiatives included consolidating the Donna Karan New York and DKNY women's divisions and integrating the marketing and public relations functions into one unit, resulting in a charge of $2.6 million, closing seven non-performing outlet stores, resulting in a charge of $2.2 million, recognizing an impairment of under-performing retail stores, resulting in a charge of $3.7 million, the write-off of certain under-performing co-op shops, resulting in a charge of $1.1 million, and certain other non-recurring charges of $1.4 million. The Company anticipates achieving annual savings of approximately $6.0 million as a result of these strategic initiatives. See Note 9 in the notes to financial statements contained elsewhere herein.


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


    In January 1998, the Company granted LCI the exclusive, long-term rights to the DKNY JEANS and DKNY ACTIVE trademarks for apparel products and to source, market, distribute, and sell both collections in the Western Hemisphere. In connection therewith and with the sale to LCI of certain usable inventory and other assets relating to the existing business, the Company received
$30.0 million in fiscal 1997 and receives additional royalties from LCI based on sales of such jeanswear and related apparel and activewear products. Of this $30.0 million amount, $8.4 million represented prepaid royalties and was recognized as earned as LCI shipped the licensed product, and $21.6 million represented an up-front payment in exchange for the exclusive rights granted and is being amortized on a straight-line basis into income over the term of the agreement. (See Note 7 in the notes to financial statements contained elsewhere herein.) In connection with the transaction with LCI, in fiscal 1997 the Company recorded a loss of $12.5 million, which represented the writedown of inventory to net realizable value, as well as other costs necessary to exit its existing jeans business.


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

RESULTS OF OPERATIONS

NET REVENUES


    Net revenues in fiscal 2000 increased $0.9 million to $662.7 million as compared to fiscal 1999 and increased $39.2 million, or 6.3%, to $661.8 million for fiscal 1999 compared to fiscal 1998. Excluding the one-time recognition of $5.0 million of deferred revenue in fiscal 1999 related to the ELI beauty license consummated in fiscal 1997 (the "licensing credit"), net revenues increased $5.9 million in fiscal 2000 as compared to the prior year. Excluding the licensing credit in fiscal 1999 and certain sales of merchandise to LCI relating to the DKNY JEANS license amounting to $26.8 milion in fiscal 1998, net revenues in fiscal 1999 increased $61.0 million, or 10.2%, as compared to the prior year.


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


    In February 2000, the Company amended the $150.0 million revolving Credit Facility (the "Facility") in place at January 2, 2000 and extended its term to expire on May 1, 2003 (the Facility was further amended in August 2001. See
Note 19 in the notes to financial statements contained elsewhere herein). The Facility includes a $90.0 million subfacility for letters of credit and a $30.0 million subfacility for loans in certain foreign currencies. Borrowings under the Facility bear interest at a fixed spread over the lead bank's prime rate or, at the option of the Company, at a fixed spread over the LIBOR and are limited to a borrowing base calculated on eligible accounts receivable, inventory, and letters of credit. The Facility is secured by accounts receivable and inventory of the Company and a pledge of all the equity interests of the subsidiaries of the Company. The Facility includes financial and other restrictive covenants, including a limitation on additional debt which can be incurred, and on the amount of dividends which the Company can pay. The Facility is used for working capital requirements and general corporate purposes. At December 31, 2000 and January 2, 2000, there were no direct borrowings outstanding under the Facility. In connection with the Company's acquisition of three stores in the United Kingdom in fiscal 1999, the Company issued subordinated notes payable which are due January 2, 2002. See Note 11 in the notes to financial statements. The Company had a $6.7 million note payable to a principal stockholder as of December 28, 1997, which was repaid by the Company during the first quarter of 1998.


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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

       1.  Financial Statements--See "Index to Financial Statements"

       2. Financial Statement Schedule--Schedule II Valuation and Qualifying Accounts and Reserves

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

                         DONNA KARAN INTERNATIONAL INC.

                         INDEX TO FINANCIAL STATEMENTS

       YEARS ENDED DECEMBER 31, 2000, JANUARY 2, 2000 AND JANUARY 3, 1999

                                                                PAGE
                                                              --------
Report of Independent Auditors..............................    F-2

Statements of Income for the years ended December 31, 2000,
  January 2, 2000 and January 3, 1999.......................    F-3

Balance Sheets as of December 31, 2000 and January 2,
  2000......................................................    F-4

Statements of Stockholders' Equity for the years ended
  December 31, 2000, January 2, 2000 and January 3, 1999....    F-5

Statements of Cash Flows for the years ended December 31,
  2000, January 2, 2000 and January 3, 1999.................    F-6

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

                                                               ERNST & YOUNG LLP


New York, New York
March 13, 2001, except for Note 18 as to which the date is April 2, 2001, and
Note 19 as to which the
date is August 14, 2001

                         DONNA KARAN INTERNATIONAL INC.

                              STATEMENTS OF INCOME

                                                                             YEAR ENDED
                                                           -----------------------------------------------
                                                            DECEMBER 31,      JANUARY 2,      JANUARY 3,
                                                                2000             2000            1999
                                                           ---------------   -------------   -------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES.............................................    $  662,695       $  661,837      $  622,646
Cost of sales............................................       444,780          450,686         468,559
                                                             ----------       ----------      ----------
GROSS PROFIT.............................................       217,915          211,151         154,087
Selling, general, and administrative expenses............       193,170          193,827         152,089
Restructuring charges (credits), net.....................          (200)           2,645            (267)
                                                             ----------       ----------      ----------
OPERATING INCOME.........................................        24,945           14,679           2,265
Other income (expense):
  Equity in loss of affiliate............................            --               --             (65)
  Interest income........................................           498               97             599
  Interest expense.......................................        (3,093)          (4,187)         (2,649)
  Gain on sale of interests in affiliates................            --               --              88
                                                             ----------       ----------      ----------
INCOME BEFORE INCOME TAXES...............................        22,350           10,589             238
Provision for income taxes...............................         3,163              553             110
                                                             ----------       ----------      ----------
NET INCOME...............................................    $   19,187       $   10,036      $      128
                                                             ==========       ==========      ==========
Net income per common share:
  Basic..................................................    $     0.89       $     0.46      $     0.01
  Diluted................................................    $     0.87       $     0.46      $     0.01

Weighted average common shares outstanding:
  Basic..................................................    21,604,767       21,599,500      21,598,264
  Diluted................................................    22,055,974       21,702,700      21,631,664

                       See notes to financial statements

                         DONNA KARAN INTERNATIONAL INC.

                                 BALANCE SHEETS

                                                              DECEMBER 31,   JANUARY 2,
                                                                  2000          2000
                                                              ------------   ----------
                                                                   (IN THOUSANDS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................    $ 15,535      $ 15,038
  Accounts receivable, net of allowances of $36,178 and
    $27,193 respectively....................................      85,007        86,314
  Inventories...............................................      88,691        82,792
  Deferred income taxes.....................................      28,297        26,408
  Prepaid expenses and other current assets.................      27,920        17,567
                                                                --------      --------
      Total current assets..................................     245,450       228,119
Property and equipment, at cost--net........................      38,987        41,512
Deferred income taxes.......................................      19,650        19,543
Deposits and other noncurrent assets........................      20,127        15,117
                                                                --------      --------
                                                                $324,214      $304,291
                                                                ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................    $ 76,956      $ 57,923
  Accrued expenses and other current liabilities............      57,501        71,339
                                                                --------      --------
      Total current liabilities.............................     134,457       129,262
                                                                --------      --------
Subordinated notes payable..................................       8,209         8,209
Deferred income.............................................      28,688        34,051
Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 35,000,000 shares
    authorized, 22,127,805 shares at December 31, 2000, and
    21,600,264 shares at January 2, 2000 issued and
    outstanding.............................................         221           216
  Common stock class A, $0.01 par value, 18 shares
    authorized, issued and outstanding......................          --            --
  Common stock, class B, $0.01 par value, 2 shares
    authorized, issued and outstanding......................          --            --
  Preferred stock, $0.01 par value, 1,000,000 shares
    authorized, no shares issued and outstanding............          --            --
  Additional paid-in capital................................     192,348       188,471
  Retained deficit..........................................     (34,524)      (53,711)
  Accumulated other comprehensive loss......................      (1,415)         (991)
                                                                --------      --------
                                                                 156,630       133,985
  Less:
    Treasury stock, at cost (16,270 shares and 17,770
      shares, respectively).................................        (384)         (419)
    Unearned compensation...................................      (3,386)         (797)
                                                                --------      --------
      Total stockholders' equity............................     152,860       132,769
                                                                --------      --------
                                                                $324,214      $304,291
                                                                ========      ========

                       See notes to financial statements

                         DONNA KARAN INTERNATIONAL INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            YEAR ENDED
                                                              --------------------------------------
                                                              DECEMBER 31,   JANUARY 2,   JANUARY 3,
                                                                  2000          2000         1999
                                                              ------------   ----------   ----------
                                                                          (IN THOUSANDS)
Common stock, beginning of year.............................    $    216      $    216     $    216
Restricted stock award......................................           5            --           --
                                                                --------      --------     --------
Common stock, end of year...................................         221           216          216
                                                                --------      --------     --------

Additional paid-in capital, beginning of year...............     188,471       188,479      188,491
Restricted stock award......................................       3,869            (8)         (12)
Stock options exercised.....................................          33            --           --
Vesting of restricted stock award...........................         (25)           --           --
                                                                --------      --------     --------
Additional paid-in capital, end of year.....................     192,348       188,471      188,479
                                                                --------      --------     --------
Retained deficit, beginning of year.........................     (53,711)      (63,747)     (63,875)
Net income..................................................      19,187        10,036          128
                                                                --------      --------     --------

Retained deficit, end of year...............................     (34,524)      (53,711)     (63,747)
                                                                --------      --------     --------
Treasury stock, beginning of year...........................        (419)         (443)        (479)
Vesting of restricted stock award...........................          35            24           36
                                                                --------      --------     --------

Treasury stock, end of year.................................        (384)         (419)        (443)
                                                                --------      --------     --------

Unearned compensation, beginning of year....................        (797)       (1,195)      (1,434)
Restricted stock award......................................      (3,874)           --           --
Amortization................................................       1,285           398          239
                                                                --------      --------     --------
Unearned compensation, end of year..........................      (3,386)         (797)      (1,195)
                                                                --------      --------     --------

Accumulated other comprehensive loss, beginning of year.....        (991)       (1,206)        (455)
Foreign currency translation, adjustments...................        (424)          215         (751)
                                                                --------      --------     --------
Accumulated other comprehensive loss, end of year...........      (1,415)         (991)      (1,206)

Total stockholders' equity..................................    $152,860      $132,769     $122,104
                                                                ========      ========     ========

Comprehensive income (loss).................................    $ 18,763      $ 10,251     $   (623)
                                                                ========      ========     ========

                       See notes to financial statements

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED
                                                              --------------------------------------
                                                              DECEMBER 31,   JANUARY 2,   JANUARY 3,
                                                                  2000          2000         1999
                                                              ------------   ----------   ----------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income................................................    $ 19,187      $ 10,036     $    128
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      16,281        19,406       11,169
    Amortization of deferred income.........................     (12,847)      (14,494)      (7,956)
    Provision for bad debts.................................      (1,215)        2,717        1,544
    Deferred income taxes...................................      (1,996)       (4,211)        (989)
    Provision for restricted stock compensation.............       1,285           398          239
    Other, net..............................................          10            16         (266)
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable..............       3,222       (18,054)      (4,383)
    (Increase) decrease in inventories......................      (5,899)       10,819       22,541
    (Increase) decrease in prepaid expenses and other
      current assets........................................     (11,053)        1,294       (6,790)
    Increase in deposits and other noncurrent assets........     (12,351)       (6,464)      (3,508)
    Increase (decrease) in accounts payable, accrued
      expenses, and other current liabilities...............      17,618        28,785       (8,616)
    (Decrease) increase in deferred income..................      (5,363)       (2,444)      36,360
                                                                --------      --------     --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.............       6,879        27,804       39,473
                                                                --------      --------     --------

INVESTING ACTIVITIES
  Purchase of free-standing retail stores...................          --        (9,200)          --
  Proceeds from sale of affiliate...........................          --            --          646
  Purchase of property and equipment........................      (6,415)      (11,014)      (8,158)
                                                                --------      --------     --------
      NET CASH USED IN INVESTING ACTIVITIES.................      (6,415)      (20,214)      (7,512)
                                                                --------      --------     --------

FINANCING ACTIVITIES
  Net repayment of revolving credit facility................          --            --      (22,314)
  Repayment of note payable to principal....................          --            --       (6,700)
  Other.....................................................          33            --          (36)
                                                                --------      --------     --------
      NET CASH PROVIDED BY (USED FOR) FINANCING
        ACTIVITIES..........................................          33            --      (29,050)
                                                                --------      --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS...................         497         7,590        2,911
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............      15,038         7,448        4,537
                                                                --------      --------     --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................    $ 15,535      $ 15,038     $  7,448
                                                                ========      ========     ========

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

    Reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                         DECEMBER 31,     JANUARY 2,      JANUARY 3,
                                                             2000            2000            1999
                                                        --------------   -------------   -------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
Net income attributable to common stock...............    $    19,187     $    10,036     $       128
                                                          ===========     ===========     ===========
DENOMINATOR:
Weighted average common shares outstanding--Basic.....     21,604,767      21,599,500      21,598,264
Effect of dilutive securities:
  Stock options.......................................         17,533         103,200          33,400
  Restricted common stock.............................        433,674              --              --
                                                          -----------     -----------     -----------
Weighted average common shares outstanding--Diluted...     22,055,974      21,702,700      21,631,664
                                                          ===========     ===========     ===========
Basic EPS.............................................    $      0.89     $      0.46     $      0.01
                                                          ===========     ===========     ===========
Diluted EPS...........................................    $      0.87     $      0.46     $      0.01
                                                          ===========     ===========     ===========

                         DONNA KARAN INTERNATIONAL INC.

    INVENTORIES

    Inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out method.

                                                        DECEMBER 31,   JANUARY 2,
                                                            2000          2000
                                                        ------------   ----------
                                                             (IN THOUSANDS)
Raw materials.........................................     $ 3,522       $ 2,947
Work in process.......................................       3,920         2,730
Finished goods........................................      81,249        77,115
                                                           -------       -------
                                                           $88,691       $82,792
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

    Major classes of property and equipment consist of the following:

                                                        DECEMBER 31,   JANUARY 2,
                                                            2000          2000
                                                        ------------   ----------
                                                             (IN THOUSANDS)
Machinery, equipment and fixtures.....................    $ 29,688      $ 28,281
Leasehold improvements................................      63,359        61,776
                                                          --------      --------
                                                            93,047        90,057
Less accumulated depreciation and amortization........     (54,060)      (48,545)
                                                          --------      --------
                                                          $ 38,987      $ 41,512
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

                         DONNA KARAN INTERNATIONAL INC.

certain underperforming stores as a result of this review, and recorded a charge of approximately $3.7 million, related to this impairment loss (see Note 9).

    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities are comprised of the following:

                                                        DECEMBER 31,   JANUARY 2,
                                                            2000          2000
                                                        ------------   ----------
                                                             (IN THOUSANDS)
Accrued expenses......................................     $13,169       $17,326
Unearned revenues.....................................       7,367        14,852
Accrued compensation..................................      12,712        14,061
Accrued royalties.....................................      12,920        10,559
Accrued income taxes..................................       6,868         6,469
Accrued restructuring and other charges...............         892         5,370
Accrued taxes other than income taxes.................       2,671         1,722
Other.................................................         902           980
                                                           -------       -------
                                                           $57,501       $71,339
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

    STATEMENT OF CASH FLOWS

    Supplemental disclosures of cash flow information:

                                                            YEAR ENDED
                                              --------------------------------------
                                              DECEMBER 31,   JANUARY 2,   JANUARY 3,
                                                  2000          2000         1999
                                              ------------   ----------   ----------
                                                          (IN THOUSANDS)
Cash paid during the year for:
  Interest..................................     $2,353        $2,825       $1,507
                                                 ======        ======       ======
  Taxes.....................................     $6,220        $  673       $6,174
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

NOTE 2.--BORROWINGS


    In February 2000, the Company amended the $150.0 million revolving Credit Facility (the "Facility") in place at January 2, 2000 and extended its term, to expire on May 1, 2003. Direct borrowings under the Facility bear interest at a fixed spread over the lead bank's prime rate or, at the option of the Company, at a fixed spread over the LIBOR and are limited to a borrowing base calculated on eligible accounts receivable, inventory, and letters of credit. The Facility is secured by accounts receivable and inventory of the Company, as well as a pledge of all equity interests of the subsidiaries of the Company. The Facility also contains certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and restrict investments, incurrence of additional indebtedness, and payment of dividends. At
December 31, 2000 and January 2, 2000, there were no direct borrowings outstanding under the Facility.


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

NOTE 3.--FINANCIAL INSTRUMENTS

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

    Deferred unrealized gains and losses from derivative financial instruments consist of the following:

                                        DECEMBER 31, 2000                 JANUARY 2, 2000
                                  ------------------------------   ------------------------------
                                  NOTIONAL                         NOTIONAL
                                  AMOUNTS     GAINS      LOSSES    AMOUNTS     GAINS      LOSSES
                                  --------   --------   --------   --------   --------   --------
                                                          (IN THOUSANDS)
Forward exchange contracts......  $131,198      $--       $901     $115,772    $2,859       $--

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

                         DONNA KARAN INTERNATIONAL INC.

    The estimated fair values of the Company's financial instruments are as follows:

                                                        DECEMBER 31, 2000        JANUARY 2, 2000
                                                      ---------------------   ---------------------
                                                      NOTIONAL                NOTIONAL
                                                       AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                      --------   ----------   --------   ----------
                                                                     (IN THOUSANDS)
NONDERIVATIVES
Cash and cash equivalents...........................  $ 15,535    $ 15,535    $ 15,038    $ 15,038
Subordinated notes payable..........................     8,209       8,209       8,209       8,209

DERIVATIVES
Forward exchange contracts..........................  $131,198    $132,059    $115,772    $119,598

NOTE 4.--EMPLOYEE BENEFIT PLANS

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

NOTE 5.--LEASES

    Rent expense included in the Company's financial statements was approximately $33.7 million, $32.3 million and $23.5 million for the fiscal years ended December 31, 2000, January 2, 2000, and

                         DONNA KARAN INTERNATIONAL INC.

January 3, 1999, respectively. At December 31, 2000, future minimum annual rental commitments under noncancellable operating leases for office, warehouse and retail facilities, and equipment are as follows (in thousands):

2001........................................................  $ 24,392
2002........................................................    22,177
2003........................................................    19,862
2004........................................................    17,842
2005........................................................    17,239
Thereafter..................................................    80,741
                                                              --------
                                                              $182,253
                                                              ========

    In addition, certain of the leases contain options to renew for periods up to 10 years and others include contingent payments based on sales.

    The Company has entered into certain sub-lease arrangements. At
December 31, 2000, future offsets to annual rental commitments as a result of these subleases are as follows (in thousands):

2001........................................................   $1,626
2002........................................................    1,543
2003........................................................    1,310
2004........................................................    1,143
2005........................................................    1,143
Thereafter..................................................    2,535
                                                               ------
                                                               $9,300
                                                               ======

NOTE 6.--SALE OF INTERESTS IN AFFILIATES

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


    In consideration of the sale of its interest in DKJ, the Company received approximately $646,000 and recognized a gain, net of transaction costs, of approximately $88,000 in the fiscal year ended January 3, 1999. Equity in DKJ's loss amounted to approximately $0.1 million for the fiscal year ended
January 3, 1999. As a result of the Company's agreement with DKJ in 1995, which provided for a fee based upon net sales of DKJ, the Company recognized management fee income, recorded as an offset of selling, general, and administrative expenses of approximately $0.4 million, $0.6 million and $0.8 million during the years ended December 31, 2000, January 2, 2000, and January 3, 1999, respectively.

                         DONNA KARAN INTERNATIONAL INC.

NOTE 7.--APPAREL LICENSING AGREEMENT


    In December 1999, the Company consummated an agreement to grant to Liz Claiborne Inc. ("LCI") the exclusive right to design, produce, market and sell a new line of women's career and casual sportswear, which line launched for the Spring 2001 season under the CITY DKNY label. Under the agreement, LCI is obligated to pay the Company a royalty equal to a percentage of net sales of such licensed product. Upon consummation of the transaction, the Company received $6.4 million in prepaid royalties, which will be recognized as earned as LCI ships the licensed product. The initial term of the license agreement is for 6 years through December 31, 2005, with an option to renew for two additional 5-year periods, if certain sales thresholds are met.



    On January 8, 1998, the Company and LCI consummated an agreement whereby the Company granted to LCI exclusive, long-term rights to the DKNY JEANS and DKNY ACTIVE trademarks for apparel products to market, distribute and sell both collections in the Western Hemisphere. Under the agreement, LCI is obligated to pay the Company a royalty equal to a percentage of net sales of the DKNY JEANS and ACTIVE products. The initial term of the license agreement is for 15 years through December 31, 2012, with an option to renew for an additional 15-year period if certain sales thresholds are met, which would continue the license through December 31, 2027. Upon consummation of the transaction, the Company received from LCI $8.4 million in prepaid royalties, which were recognized as earned as LCI shipped the licensed product. In addition, the Company received a $21.6 million up-front payment in exchange for the exclusive rights granted. This amount is being amortized on a straight-line basis into income over the term of the agreement. Aggregate minimum royalties for the initial 15-year term are $152.0 million.


NOTE 8.--BEAUTY LICENSING AGREEMENT


    On November 10, 1997, the Company and Estee Lauder Inc. ("ELI") consummated an agreement whereby the Company granted to ELI exclusive worldwide rights to the DONNA KARAN NEW YORK and DKNY trademarks for the manufacture, marketing, distribution and sale of beauty and beauty-related products, including fragrances, cosmetics, skincare products, and beauty-related accessories. In connection therewith and with the sale to ELI of certain other assets relating to the existing business, the Company received $25.0 million and receives additional royalties from ELI based on sales of such beauty and beauty-related products. Of this $25 million amount, $10 million represents prepaid royalties, which are being recognized as earned as ELI ships the licensed product.



    Of the remaining $15.0 million, the Company recognized $10.0 million in fiscal 1997 since, other than certain veto rights related to the product, the Company would not be involved in the future day-to-day business and recognized a one-time licensing credit of $5.0 million in fiscal 1999 as a result of satisfying certain conditions of the beauty license related to the launch of new products in accordance with an agreed-upon schedule.



    In fiscal 1997, upon closing the transaction with ELI, the Company recorded a loss of approximately $21.1 million (net of a $2.2 million gain in connection with the consummation of the transaction.) This loss represented reserves recorded, primarily related to inventories, receivables and severance to cover the shut-down of the Company's existing beauty business, and is net of a gain of approximately $2.2 million, representing the portion of the proceeds recognized as income (the aforementioned $10.0 million) reduced by the cost of exiting the beauty business.

                         DONNA KARAN INTERNATIONAL INC.

NOTE 9.--RESTRUCTURING AND OTHER CHARGES


    On November 2, 1999 the Company announced that it was implementing a series of strategic initiatives intended to further reduce costs, increase efficiencies and focus on key business areas. In connection with the strategic initiatives, and in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and EITF Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," the Company recorded in the fourth quarter restructuring and other non-recurring charges of $11.0 million, of which $0.8 million was classified as cost of sales, $6.1 million as selling, general and administrative expenses and $4.1 million as restructuring charges. The strategic initiatives included: (i) consolidating the Donna Karan New York and DKNY women's divisions and integrating the marketing and public relations functions into one unit, resulting in a charge of $2.6 million which was primarily for employee serverance; (ii) closing seven non-performing outlet stores, resulting in a charge of $2.2 million, which was primarily for the write-down to net realizable value of inventory and fixed assets, and the costs of buying out leases;
(iii) recognizing an impairment of under-performing retail stores based upon the present value of projected cash flows to determine the fair value of the stores, resulting in an impairment charge of $3.7 million; (iv) the write-off of certain under-perfoming co-op shops that were identified and abandoned, resulting in a charge of $1.1 million; and (v) certain other non-recurring charges of $1.4 million, primarily for the write-off of fixed assets and leasehold improvements related the consolidation of certain divisions and functions. The Company anticipates achieving annual savings of approximately $6.0 million as a result of these stategic initiatives. The cash and noncash elements of the restructuring charge approximated $4.3 million and $6.7 million, respectively. As a result of the strategic initiatives, approximately 160 positions were eliminated in the Company, of which 50 were unfilled positions. Of the remaining 110 positions, 42 employees were terminated in fiscal 1999 and 68 employees were terminated in fiscal 2000.


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

                         DONNA KARAN INTERNATIONAL INC.

    The major components of the fiscal 1999 restructuring and other charges are as follows:


                                                              FISCAL YEAR ENDED JANUARY 2, 2000
                                                    ------------------------------------------------------
                                                                    UTILIZED                    BALANCE AT
                                                    ORIGINAL   -------------------     NOT      JANUARY 2,
                                                    ACCRUAL      CASH     NONCASH    UTILIZED      2000
                                                    --------   --------   --------   --------   ----------
Writedown of long-lived assets....................  $ 4,827      $ --      $4,827       $--       $   --
Exit costs (including inventory markdowns)........    2,155       605         258       --         1,292
Employee termination and severance costs..........    2,283       340          --       --         1,943
Other.............................................    1,686        19         440       --         1,227
                                                    -------      ----      ------       --        ------
                                                    $10,951      $964      $5,525       $--       $4,462
                                                    =======      ====      ======       ==        ======



                                                            FISCAL YEAR ENDED DECEMBER 31, 2000
                                                -----------------------------------------------------------
                                                BALANCE AT         UTILIZED                     BALANCE AT
                                                JANUARY 2,   --------------------     NOT      DECEMBER 31,
                                                   2000        CASH      NONCASH    UTILIZED       2000
                                                ----------   --------   ---------   --------   ------------
Writedown of long-lived assets................    $   --      $   --    $     --     $   --        $ --
Exit costs (including inventory markdowns)....     1,292         186          37      1,001          68
Employee termination and severance costs......     1,943       1,755          --         --         188
Other.........................................     1,227         591          --         --         636
                                                  ------      ------    ---------    ------        ----
                                                  $4,462      $2,532    $     37     $1,001        $892
                                                  ======      ======    =========    ======        ====



    During the year ended December 31, 2000, the Company utilized approximately $2.6 million of reserves previously established in connection with its fiscal 1999 restructuring plan and reversed $1.0 that was no longer deemed necessary. This reversal related to inventory and legal reserves that were ultimately not needed upon the closing of the seven non-performing outlet stores. The Company anticipates utilizing the remaining balance of its reserves during fiscal 2001.



    In 1997, the Company recorded restructuring charges of approximately
$8.6 million, primarily for severance, the abandonment of leased space and the closing of the Company's Prato, Italy office. In addition, during 1997 the Company recognized other charges amounting to $17.0 million, primarily for additional severance costs, costs related to the realignment of a retail and distribution agreement in Europe, and other costs recorded during a cost containment review process. In the fourth quarter of 1999, the Company completed the closing of its Prato office, and $1.4 million in reserves that had been recorded in connection with this closing, primarily estimated severance costs and legal, accounting and other fees, were no longer needed, and accordingly, were reversed. Additionally, in the fourth quarter of 2000, the Company determined that all initiatives contemplated as part of the 1997 cost containment review process had been completed, and any remaining reserves for estimated costs set up at that time should be reversed. Accordingly, $0.6 million of the original $17.0 million charge was reversed.

                         DONNA KARAN INTERNATIONAL INC.

    During the fiscal year ended December 28, 1997, the Company utilized
$9.2 million in reserves recorded related to the 1997 restructuring and other charges. The activity in the reserve account for the fiscal years 1998, 1999 and 2000 are as follows:



                                                            FISCAL YEAR ENDED JANUARY 3, 1999
                                                ----------------------------------------------------------
                                                 BALANCE AT         UTILIZED                    BALANCE AT
                                                DECEMBER 28,   -------------------     NOT      JANUARY 3,
                                                    1997         CASH     NONCASH    UTILIZED      1999
                                                ------------   --------   --------   --------   ----------
Employee termination and severance costs......     $ 4,737      $3,281     $   --       $--       $1,456
European retail and distribution agreement....       5,900         221         --       --         5,679
Writedown of long-lived assets................         643          --        643       --            --
Other.........................................       5,142       2,054      1,818       --         1,270
                                                   -------      ------     ------       --        ------
                                                   $16,422      $5,556     $2,461       $--       $8,405
                                                   =======      ======     ======       ==        ======



                                                             FISCAL YEAR ENDED JANUARY 2, 2000
                                                  --------------------------------------------------------
                                                  BALANCE AT        UTILIZED                    BALANCE AT
                                                  JANUARY 3,   -------------------     NOT      JANUARY 2,
                                                     1999        CASH     NONCASH    UTILIZED      2000
                                                  ----------   --------   --------   --------   ----------
Employee termination and severance costs........    $1,456      $  631       --          822       $  3
European retail and distribution agreement......     5,679       5,679       --           --         --
Other...........................................     1,270          --       --          604        666
                                                    ------      ------       --       ------       ----
                                                    $8,405      $6,310       $--      $1,426       $669
                                                    ======      ======       ==       ======       ====



                                                             FISCAL YEAR ENDED DECEMBER 31, 2000
                                                  ----------------------------------------------------------
                                                  BALANCE AT        UTILIZED                     BALANCE AT
                                                  JANUARY 2,   -------------------     NOT      DECEMBER 31,
                                                     2000        CASH     NONCASH    UTILIZED       2000
                                                  ----------   --------   --------   --------   ------------
Employee termination and severance costs........     $  3        $ 3         --          --          $--
Other...........................................      666         41         --         625          --
                                                     ----        ---         --        ----          --
                                                     $669        $44         $--       $625          $--
                                                     ====        ===         ==        ====          ==


NOTE 10.--RELATED PARTY TRANSACTIONS


    In July 1996, the Company entered into a licensing agreement (the "Gabrielle License") with Gabrielle Studio, Inc. ("Gabrielle Studio"), a corporation owned by two of the Company's principal stockholders and their children's trust, which grants the Company the exclusive worldwide rights, in perpetuity, to use, and to sublicense the right to use, the trademarks "DONNA KARAN", "DONNA KARAN NEW YORK", "DKNY", "DK" and all variations thereof and to use, and to sublicense the right to use, the name, signature and likeness of Donna Karan in connection with the design, manufacture, distribution, sale, advertising, marketing and promotion of products of any kind, nature or description, except for specified products and the provision of specified store services. The Gabrielle License provides that the Company will pay to Gabrielle Studio an annual royalty equal to 1.75% of the first $250 million of net sales for any year, plus 2.5% of the next $500 million of net sales for that year, plus 3% of the next $750 million of net sales for that year, plus 3.5% of all net sales for that year in excess of $1.5 billion. For purposes of computing the annual royalty, "net sales" includes sales by the Company, the Company's affiliates and subsidiaries and any sublicensees of products bearing any of the licensed trademarks or the Donna Karan name. The Company incurred $30.6 million, $25.0 million and

                         DONNA KARAN INTERNATIONAL INC.

$19.5 million in royalty expense for the years ended December 31, 2000, January 2, 2000, and January 3, 1999, respectively, which was included in cost of sales. Included in accrued expenses at December 31, 2000 and January 2, 1999, were royalties payable of $12.9 million and $10.6 million, respectively.



    The Gabrielle License imposes obligations on the Company with respect to the use of sales materials, protection of the licensed trademarks, indemnification of Gabrielle Studio, the maintenance of public liability insurance and quality control of products bearing the licensed trademarks or the Donna Karan name. The Gabrielle License also limits the use of the licensed trademarks in specified circumstances and in general prohibits any transfer or assignment of the parties' rights under the Gabrielle License.



    The Gabrielle License may be terminated by Gabrielle Studio upon the failure of the Company to pay any amount due within 60 days of receipt of notice of such failure, or if the Company violates the quality control provisions of the Gabrielle License and fails to initiate and thereafter pursue appropriate corrective action within 60 days after a final unappealable determination by an arbitration tribunal or court of competent jurisdiction that such violation has occurred. The Gabrielle License also may be terminated by Gabrielle Studio upon the occurrence of, among other events, a "change of control" of the Company, including certain changes in the ownership of voting securities, an acquisition by a third party of 30% or more of the voting securities of the Company, mergers, sales of assets, and certain changes in the composition of the Board of Directors.



    In January 2001, LVMH Moet Hennessey Louis Vuitton Inc. ("LVMH") consummated the acquisition of Gabrielle Studio from two of the Company's principal stockholders and their children's trust. The Company believes that its relationship under the Gabrielle License will not materially change under this new ownership.



    In October 1998, the Company and a wholly-owned affiliate of Ms. Donna Karan, Chairman of the Board and Chief Designer of the Company, entered into a boutique license agreement (the "Boutique Agreement"), granting the affiliated entity the right to open and operate a DONNA KARAN NEW YORK Flagship Collection Store. The Boutique Agreement has an initial five-year term, with two renewal periods at the affililated entity's option if specified conditions are met. The store, which is anticipated to open in 2001, will be located at 819 Madison Avenue in New York City. The Boutique Agreement states that the Company will provide the affiliated entity with certain management services related to the operation of the store in exchange for an annual fee equal to the greater of 1.5% of sales and $75,000. The store will also be entitled to offer a limited amount of non-branded products. In connection with the purchase of Gabrielle Studio in January 2001, LVMH agreed to assume the rights and obligations of Ms. Karan's affiliate in connection with the construction and operation of the DONNA KARAN NEW YORK flagship store. The assumption of such rights and obligations by LVMH shall be effective no earlier than June 15, 2001 and no later than September 15, 2001.



    The Company has an employee discount policy, whereby employees of the Company and their immediate family members may purchase Company products at specified discounts from the stated wholesale price. As of December 31, 2000 Ms. Donna Karan owed the Company $221,000 for purchases made under this policy. This amount has been classified in accounts receivable in the accompanying balance sheet.



    Under a stockholders agreement entered into on June 10, 1996, Ms. Donna Karan, Mr. Stephan Weiss (officers and principal stockholders of the Company), their affiliated trusts and Gabrielle Studio, collectively referred to as the "Karan/Weiss Group," are entitled to designate one member of the Company's board of directors, in addition to Ms. Karan and Mr. Weiss, as long as the combined

                         DONNA KARAN INTERNATIONAL INC.

ownership of the shares of the Company's common stock held by members of the Karan/Weiss Group is not less than 20% of the then outstanding common stock. Additionally, under the stockholders agreement, Messrs. Tomio Taki and Frank R. Mori, Takihyo Inc. (principal stockholders of the Company) and affiliates of Messrs. Taki and Mori, collectively referred to as the "Takihyo Group," are entitled to designate (1) two members of the Company's board of directors until such time as the Takihyo Group sells any shares of common stock owned by it, other than shares distributed to stockholders of Takihyo Inc., and
(2) thereafter, one member of the Company's board of directors as long as the Takihyo Group owns not less than 10% of the then outstanding common stock. However, if either Mr. Taki or Mr. Mori is otherwise able to serve, and is serving, as the one designee of the Takihyo Group, then he will be entitled to continue to serve as a director as long as the Takihyo Group continues to own not less than 5% of the then outstanding common stock. The stockholders agreement provides that none of Mr. Mori, Mr. Taki or any other affiliate of the Takihyo Group may serve as a director as long as the Takihyo Group has an ownership interest in, or either Mr. Mori or Mr. Taki is an officer or director of, any of the Company's competitors. Under the stockholders agreement, the Karan/Weiss Group, on the one hand, and the Takihyo Group, on the other hand, have agreed to vote the shares of common stock owned by them for each other's designees as directors and, in the case of the Takihyo Group, for Ms. Karan and Mr. Weiss. The designee to the board of directors of the Karan/ Weiss Group and designees of the Takihyo Group, other than Messrs. Taki or Mori, must be reasonably satisfactory to the Company's board of directors. Ms. Karan and Mr. Weiss currently are serving on the Company's board of directors as the only designees of the Karan/Weiss Group. Mr. Mori currently is serving on the Company's board of directors as the only designee of the Takihyo Group.


NOTE 11.--ACQUISITIONS

    In January 1999, the Company acquired the assets of three free-standing retail stores in the United Kingdom which were previously owned and operated by a Singapore-based company, for approximately $17.4 million. The aggregate purchase price was financed with working capital and the issuance of subordinated notes payable which mature in January 2002, and bear interest at LIBOR.

    The acquisition was accounted for as a purchase business combination, with any excess of the remaining purchase price over the estimated fair value of the assets acquired, being recorded as goodwill.

NOTE 12.--STOCK OPTIONS AND RESTRICTED STOCK

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

                         DONNA KARAN INTERNATIONAL INC.

provisions of SFAS No. 123, the Company's pro forma net income (loss) and net income (loss) per common share would have been as follows (in thousands, except per share data):

                                                                            YEAR ENDED
                                                              --------------------------------------
                                                              DECEMBER 31,   JANUARY 2,   JANUARY 3,
                                                                  2000          2000         1999
                                                              ------------   ----------   ----------
Net income--as reported.....................................     $19,187       $10,036      $   128
                                                                 =======       =======      =======
Net income (loss)--pro forma................................     $16,732       $ 6,624      $(1,829)
                                                                 =======       =======      =======

Net income (loss) per common share--basic
  As reported...............................................     $  0.89       $  0.46      $  0.01
  Pro forma.................................................     $  0.77          0.31        (0.08)

Net income (loss) per common share--diluted
  As reported...............................................     $  0.87       $  0.46      $  0.01
  Pro forma.................................................     $  0.76          0.31        (0.08)

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

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                            YEAR ENDED
                                              --------------------------------------
                                              DECEMBER 31,   JANUARY 2,   JANUARY 3,
                                                  2000          2000         1999
                                              ------------   ----------   ----------
Expected volatility.........................     60.6   %      57.4   %     59.2   %
Average expected option life................   6 years        6 years      6 years
Average risk free interest rate.............     5.1    %       6.7   %      5.1   %
Dividend yield..............................     0.0    %       0.0   %      0.0   %

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

                         DONNA KARAN INTERNATIONAL INC.

for future grants under the Non-Employee Director Stock Option Plan aggregated 70,000 shares as of December 31, 2000.

    A summary of the Company's stock option programs as of fiscal 2000, 1999 and 1998 and changes during the years then ended, are presented below:

                                                                                  NON-EMPLOYEE DIRECTOR
                                                     STOCK INCENTIVE PLAN           STOCK OPTION PLAN
                                                  ---------------------------   -------------------------
                                                                  WEIGHTED                    WEIGHTED
                                                                  AVERAGE                     AVERAGE
                                                    SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE
                                                  ----------   --------------   --------   --------------
Outstanding at December 28, 1997................   1,741,500       $18.74        23,500        $17.98
Granted.........................................     953,717         8.90         3,000         15.56
Forfeited or cancelled..........................  (1,413,707)       20.16            --            --
                                                  ----------       ------        ------        ------
Outstanding at January 3, 1999..................   1,281,510         9.85        26,500         17.71
Granted.........................................     405,540         6.87         9,500          8.53
Exercised.......................................      (1,459)        6.25            --            --
Forfeited or cancelled..........................    (137,581)       12.12        (1,000)        15.56
                                                  ----------                     ------
Outstanding at January 2, 2000..................   1,548,010         8.80        35,000         15.28
Granted.........................................     131,433         7.44         3,000          7.06
Exercised.......................................      (5,168)        6.41            --            --
Forfeited or cancelled..........................    (905,168)       10.35        (8,000)        19.90
                                                  ----------                     ------
Outstanding at December 31, 2000................     769,107       $ 6.74        30,000        $13.22
                                                  ==========                     ======

    The weighted average fair value of options granted during 2000, 1999 and 1998 was $4.52, $4.21 and $5.36 per share, respectively.

    For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2000 are as follows:

                                                            OUTSTANDING                         EXERCISABLE
                                              ----------------------------------------   -------------------------
                                                                           WEIGHTED                    WEIGHTED
                                                          REMAINING        AVERAGE                     AVERAGE
RANGE OF EXERCISE PRICES                      OPTIONS    LIFE (YEARS)   EXERCISE PRICE   OPTIONS    EXERCISE PRICE
------------------------                      --------   ------------   --------------   --------   --------------
STOCK INCENTIVE PLAN
  $5.94 to $6.25............................  510,089        6.4            $ 6.24       455,279        $ 6.25
  $7.00 to $7.44............................  251,518        5.8              7.23        72,848          7.16
  $24.00....................................    7,500        5.4             24.00         7,500         24.00
                                              -------                                    -------
  $5.94 to $24.00...........................  769,107        6.2              6.74       535,627          6.62
                                              =======                                    =======

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN
  $7.06 to $11.00...........................   13,000        8.6            $ 8.29        10,000        $10.77
  $13.25 to $21.13..........................   17,000        5.6             17.00        17,000         17.00
                                              -------                                    -------
  $7.06 to $21.13...........................   30,000        6.9             13.22        27,000         14.69
                                              =======                                    =======


    In January 2000, The Company' Incentive Compensation Subcommittee approved an exchange program which permitted the Company's executive officers to elect to have the Company cancel all of their existing vested and unvested options, and receive an award of restricted shares of common stock intended to have the same economic value as the options, determined on a Black-Scholes basis. The

                         DONNA KARAN INTERNATIONAL INC.

restricted shares will vest on the third anniversary of the date of the grant or earlier in 20% increments if the Company's common stock attains certain price levels. As a result of the program, options to purchase 770,000 shares were cancelled and 388,226 restricted shares were awarded. The market value of these shares on the date of grant has been recorded as unearned compensation and is being charged to selling, general and administrative expenses over the corresponding three-year vesting period. In addition, in March 2000, under the Stock Incentive Plan, the Company awarded 140,791 restricted shares of common stock to executive officers and certain key employees. The restricted shares will vest on the fifth anniversary of the date of the grant or earlier in 20% increments if the Company's common stock attains certain price levels. All of the restricted shares awarded in 2000 are subject to certain restrictions on transferability and a risk of forfeiture. The market value of these shares on the date of grant has been recorded as unearned compensation, and is being charged to selling, general and administrative expenses over the corresponding vesting period. Compensation expense recognized during fiscal 2000, 1999 and 1998 related to restricted stock amounted to approximately $1.3 million, $0.4 million and $0.2 million, respectively, and is included in selling, general and administrative expenses.


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


    The following table summarizes the activity of restricted stock for fiscal 2000, 1999 and 1998:



                                                                                       NON-EMPLOYEE
                                                                                         DIRECTOR
                                                          STOCK INCENTIVE PLAN    RESTRICTED STOCK PLAN
                                                         ----------------------   ----------------------
                                                                      WEIGHTED                 WEIGHTED
                                                                      AVERAGE                  AVERAGE
                                                          SHARES     FAIR VALUE    SHARES     FAIR VALUE
                                                         ---------   ----------   ---------   ----------
Unvested shares outstanding at December 28, 1997.......   150,000      $10.63           --         --
Shares awarded.........................................        --          --           --         --
Shares forfeited.......................................        --          --           --         --
Shares vested..........................................        --          --           --         --
Unvested shares outstanding at January 3, 1999.........   150,000       10.63           --         --
Shares awarded.........................................        --          --        1,500      11.00
Shares forfeited.......................................        --          --           --         --
Shares vested..........................................        --          --           --         --
Unvested shares outstanding at January 2, 2000.........   150,000       10.63        1,500      11.00
Shares awarded.........................................   529,017        7.44        1,500       7.06
Shares forfeited.......................................    (9,644)       7.44           --         --
Shares vested..........................................        --          --       (1,500)     11.00
Unvested shares outstanding at December 31, 2000          669,373      $ 8.15        1,500      $7.06


NOTE 13.--COMMITMENTS AND CONTINGENCIES

    The Company has employment agreements with key executives which provide for guaranteed minimum compensation, minimum cash bonuses, stock options and termination payments and benefits. One employment agreement calls for a severance package, if the employee is terminated without cause during the one year period subsequent to a change in control, of three times the employee's base salary plus three times the bonus compensation for the immediately prior fiscal year. The employee is also

                         DONNA KARAN INTERNATIONAL INC.

entitled to receive $750,000 on the earlier of six months following a change in control, or termination without cause on or after a change in control. If these payments, as well as any other benefits due to the employee, are subject to an excise tax under the Internal Revenue Code of 1986 as "excess parachute payments", then the employee will be entitled to receive a tax gross-up so that the employee is in the same tax position as if there were no such excise tax. This same agreement contains a provision whereby the Company has granted 150,000 shares of restricted common stock to the employee. These shares are subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions expire at the earlier of five years from the date of grant or upon the attainment of certain market value goals for the common stock. As of December 31, 2000, all 150,000 shares were subject to the forfeiture provisions. These shares have been recorded as unearned compensation and are presented as a separate component of stockholders' equity. The unearned compensation is being charged to selling, general and administrative expenses over the five-year vesting period, or until such time as the market value goals are attained, in which case the expense will be accelerated to match the amounts earned. Total expense for the fiscal 2000, 1999 and 1998 amounted to approximately $319,000, $398,000 and $239,000, respectively. Another employment agreement contains a deferred compensation clause whereby the employee is entitled to $1 million plus interest in October 2005. This amount becomes vested at the rate of 20% per year in the event the employee is terminated without cause, and becomes fully vested upon a change in control of the Company.

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


    In December 2000, several putative class actions were filed in state court in Delaware and New York (collectively the "LVMH Actions") in connection with the offer of LVMH to acquire the outstanding shares of the Company for a price of $8.50 per share (the "LVMH Offer"). All of the complaints name the Company, its Chairman, its Vice Chairman and its Chief Executive Officer as

                         DONNA KARAN INTERNATIONAL INC.

defendants. Two of the complaints also name the Company's outside Board members as defendants and three of the complaints also name LVMH as a defendant. None of the lawsuits specifies any amount of damages sought and, therefore, it is not practicable to estimate a range of possible loss in connection with this litigation.



    The LVMH Actions allege, INTER ALIA, that the $8.50 price initially offered by LVMH to purchase the Company's common stock is inadequate, that the individual defendants breached their fiduciary duties in connection with the LVMH Offer and that the Chairman and Vice Chairman furthered their own interests, at the expense of the Company's interests, in allegedly negotiating with LVMH concerning the proposed sale of the Company to LVMH.


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


    The Company is also involved from time to time in routine legal matters and litigation incidental to its business. While the outcome of these matters, as well as the LVMH Actions, could have a material adverse effect on the Company's results of operations and cash flows in the period in which such outcome is determined, in the Company's opinion, the results of these matters are not expected to have a material effect on the Company's financial position or results of operations. Accordingly, no reserve for the outcome of these matters has been recorded in the Company's financial statements as of December 31, 2000.


NOTE 14.--INCOME TAXES

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

    The income tax provision consists of the following:

                                                                            YEAR ENDED
                                                              --------------------------------------
                                                              DECEMBER 31,   JANUARY 2,   JANUARY 3,
                                                                  2000          2000         1999
                                                              ------------   ----------   ----------
                                                                          (IN THOUSANDS)
Current income taxes:
  Federal Taxes.............................................     $ 3,523       $ 2,907      $(2,374)
  State and local taxes.....................................       1,115         1,485        1,245
  Foreign taxes.............................................         521           372        2,227
                                                                 -------       -------      -------
                                                                   5,159         4,764        1,098
Deferred income taxes.......................................      (1,996)       (4,211)        (988)
                                                                 -------       -------      -------
                                                                 $ 3,163       $   553      $   110
                                                                 =======       =======      =======

                         DONNA KARAN INTERNATIONAL INC.

    Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant items comprising the Company's net deferred tax asset were as follows:

                                                                     YEAR ENDED
                                                              -------------------------
                                                              DECEMBER 31,   JANUARY 2,
                                                                  2000          2000
                                                              ------------   ----------
                                                                   (IN THOUSANDS)
Current:
  Uniform inventory capitalization..........................    $  2,728      $  2,717
  Allowance for doubtful accounts and other receivable
    related reserves........................................      15,911        10,428
  Inventory.................................................       5,222         6,572
  Other accruals............................................       9,778        11,123
  Deferred revenue..........................................       2,963         5,989
  Net foreign operating loss carryforwards..................         737         1,074
                                                                --------      --------
                                                                  37,339        37,903
                                                                --------      --------
Non-Current:
  Deferred revenue..........................................      11,562        11,404
  Depreciation..............................................      11,304        13,711
  Foreign tax credit carryforwards..........................       1,742         2,933
                                                                --------      --------
                                                                  24,608        28,048
                                                                --------      --------

Valuation allowance.........................................     (14,000)      (20,000)
                                                                --------      --------
                                                                $ 47,947      $ 45,951
                                                                ========      ========

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

                         DONNA KARAN INTERNATIONAL INC.

    A reconciliation between the provision for income taxes computed by applying the statutory Federal income tax rate to income before taxes and the actual provision for income taxes is as follows:

                                                                            YEAR ENDED
                                                              --------------------------------------
                                                              DECEMBER 31,   JANUARY 2,   JANUARY 3,
                                                                  2000          2000         1999
                                                              ------------   ----------   ----------
                                                                          (IN THOUSANDS)
Federal statutory rate......................................     $ 7,822       $ 3,706      $    83
State and local taxes, net of Federal tax benefits..........         892           711          770
Taxes related to foreign income, net of credits.............        (619)         (389)      (1,080)
Valuation allowance.........................................      (6,000)       (4,000)          --
Other items, net............................................       1,068           525          337
                                                                 -------       -------      -------
                                                                 $ 3,163       $   553      $   110
                                                                 =======       =======      =======
Effective tax rate..........................................        14.2%          5.2%        46.2%
                                                                 =======       =======      =======

    Exclusive of the impact of the valuation allowance, the Company's effective tax rate was 41.0% and 43.0% in fiscal 2000 and fiscal 1999, respectively.

NOTE 15.--COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) is comprised of net income and other comprehensive income (loss), which contains gains or losses from foreign currency translation. The change in accumulated other comprehensive loss, exclusive of deferred income taxes, for the years ended at December 31, 2000 and January 2, 2000 is as follows:

                                                                     YEAR ENDED
                                                              -------------------------
                                                              DECEMBER 31,   JANUARY 2,
                                                                  2000          2000
                                                              ------------   ----------
                                                                   (IN THOUSANDS)
Foreign currency translation, beginning of year.............     $  (991)      $(1,206)
Current period income (loss)................................        (424)          215
                                                                 -------       -------
Foreign currency translation, end of year...................     $(1,415)      $  (991)
                                                                 =======       =======


    Comprehensive income (loss) is as follows:



                                                                        YEAR ENDED
                                                   -----------------------------------------------------
                                                   DECEMBER 31, 2000   JANUARY 2, 2000   JANUARY 3, 1999
                                                   -----------------   ---------------   ---------------
                                                                      (IN THOUSANDS)
Net income.......................................       $19,187            $10,036            $ 128

Foreign currency translation adjustments,
  Before taxes...................................          (424)               215             (751)
Provision (benefit) for taxes(1).................            --                 --               --
                                                        -------            -------            -----
Foreign currency translation adjustments,
  net of taxes...................................          (424)               215             (751)
                                                        -------            -------            -----
Comprehensive income.............................       $18,763            $10,251            $(623)
                                                        =======            =======            =====


------------------------

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

    Information related to the Company's geographic segments are as follows:

                                              DECEMBER 31,   JANUARY 2,   JANUARY 3,
                                                  2000          2000         1999
                                              ------------   ----------   ----------
                                                          (IN THOUSANDS)
Net revenues:
United States...............................    $434,845      $462,752     $422,947
Japan.......................................      22,102        27,842       46,528
Other.......................................     205,748       171,243      153,171
                                                --------      --------     --------
                                                $662,695      $661,837     $622,646
                                                ========      ========     ========

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

                                               WHOLESALE      LICENSING       RETAIL            TOTAL
                                               ---------      ---------      ---------         --------
                                                                    (IN THOUSANDS)
DECEMBER 31, 2000
Net revenues from external customers.........  $490,684        $45,246       $ 126,765         $662,695
Intersegment revenues........................    68,834             --              --           68,834
Segment operating profit (loss)..............    16,068(1)      21,260         (12,383)(1)       24,945
Segment assets...............................   258,910         10,100          55,204          324,214

JANUARY 2, 2000
Net revenues from external customers.........  $496,288        $35,142(3)    $ 130,407         $661,837
Intersegment revenues........................    74,179             --              --           74,179
Segment operating profit (loss)..............    14,556(2)      18,022(3)      (17,899)(2)(4)    14,679
Segment assets...............................   240,440          4,729          59,122          304,291

JANUARY 3, 1999
Net revenues from external customers.........   510,872         18,458          93,316          622,646
Intersegment revenues........................    56,420             --              --           56,420
Segment operating profit (loss)..............    11,999          6,382         (16,116)           2,265
Segment assets...............................   242,399          1,421          34,909          278,729

------------------------

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

                         DONNA KARAN INTERNATIONAL INC.

NOTE 17.--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following summarizes the unaudited quarterly operating results of the Company for fiscal 2000 and fiscal 1999 (in thousands, except per share amounts):

                                                                     QUARTER ENDED
                                                    -----------------------------------------------
2000                                                APRIL 2    JULY 2(1)    OCT. 1    DEC. 31(2)(3)
----                                                --------   ---------   --------   -------------
Net revenues......................................  $172,770   $120,513    $203,741     $165,671
Gross profit......................................    55,979     32,324      72,648       56,964
Net income (loss).................................     3,329     (6,982)     13,980        8,860
Net income (loss) per common share:
  Basic...........................................      0.15      (0.32)       0.65         0.41
  Diluted.........................................      0.15      (0.32)       0.63         0.40

                                                                     QUARTER ENDED
                                                      -------------------------------------------
1999                                                  APRIL 4     JULY 4    OCT. 3(4)   JAN. 2(5)
----                                                  --------   --------   ---------   ---------
Net revenues........................................  $160,720   $122,033   $202,511    $176,573
Gross profit........................................    47,199     33,638     72,498      57,816
Net income (loss)...................................     2,163     (7,870)    12,951       2,792
Net income (loss) per common share:
  Basic.............................................      0.10      (0.36)      0.60        0.13
  Diluted...........................................      0.10      (0.36)      0.60        0.13

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

                         DONNA KARAN INTERNATIONAL INC.

NOTE 18.--SUBSEQUENT EVENT

    On April, 2, 2001, the Company and LVMH announced that they had entered into an Agreement and Plan of Merger, dated as of March 31, 2001 (the "Merger Agreement"), which sets forth the terms and conditions of the proposed acquisition of the Company by LVMH. Pursuant to the Merger Agreement, an indirect wholly-owned subsidiary of LVMH will be merged with and into the Company (the "Merger") and the Company will survive the Merger as an indirect subsidiary of LVMH. The Merger is subject to the approval of the stockholders of the Company and the satisfaction of other customary closing conditions, including the receipt of required regulatory approvals.


NOTE 19.--SUBSEQUENT EVENT



    The Company's results of operations in the second quarter of fiscal 2001, having been affected by business and economic conditions, are below forecast and are expected to continue below forecast for the balance of the fiscal year. In August 2001, the Company entered into an agreement with Gabrielle Studio, Inc. (an LVMH affiliate) pursuant to which Gabrielle Studio, Inc. agreed to defer until June 30, 2002 the payment of royalties owed by the Company for the second, third and fourth quarters of 2001. The Company believes that the deferral of such royalty payments will enable it to meet its credit facility covenants, amended as follows, for the remainder of its fiscal year. In August 2001, the Company also amended its credit facility. The August 2001 credit facility amendment provides (i) that an event of default will occur on January 7, 2002 if the merger with LVMH has not occurred, (ii) for changes in the application of credit facility covenant calculations so as to exclude from such calculations, the royalty payments deferred by the above referenced agreement with Gabrielle Studio, Inc., together with certain unpaid severance and merger expenses, and
(iii) that the Company must maintain a minimum of $20 million in availability under the credit facility from December 15, 2001 through the expiration of the credit facility. In addition to the August 2001 credit facility amendment, in June 2001 the Company also entered into an amendment of its credit facility which enabled the Company to borrow amounts in excess of its calculated borrowing base during the months of June, July and August 2001. The failure of the Merger with LVMH to close by January 7, 2002 will cause an event of default under the credit agreement. The Company believes that the Merger will occur prior to January 7, 2002, and if not, that it will be required to amend its existing credit facility (which expires May, 2003), or obtain an alternate source of long-term financing. However, there can be no assurances that an amended credit facility or any new financing will be available and, if available, that the terms will be as favorable as the existing terms in the current credit facility.

                               INDEX TO EXHIBITS

      EXHIBITS
---------------------
         2.1            Agreement and Plan of Contribution, dated as of June 10,
                        1996, among the Company, Takihyo Inc., Donna Karan, Stephan
                        Weiss, Stephan Weiss, as trustee under Trust Agreement for the benefit of Lisa Weiss Keyes, Corey Weiss, and Gabrielle
                        Karan, Stephan Weiss, as trustee under Trust Agreement for the benefit of Donna Karan, Gabrielle Studio, Inc., Tomio
                        Taki, Frank R. Mori, Christopher Mori and Heather Mori
                        (Incorporated by reference from Exhibit 2.1 to the Company's
                        Registration Statement on Form S-1, dated June 27, 1996)

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

         3.2 Bylaws of the Company (Incorporated by reference from Exhibit 3.3 to the Company's Registration Statement on
                        Form S-1, dated June 27, 1996)

         3.3 Amendment No. 1 to By-laws of the Company (Incorporated by reference from Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 28, 1997)

        10.1            Second Amended and Restated Credit Agreement, dated as of
                        January 29, 1998 among The Donna Karan Company, The Donna
                        Karan Company Store, G.P., Donna Karan Studio, DK Footwear
                        Partners, the institutions time to time parties thereto, and
                        Citibank, N.A., as administrative agent (Incorporated by
                        reference from Exhibit 10.1 to the Company's Form 10-K for the year ended December 28, 1997)

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

        10.8            Stockholders Agreement, dated as of June 10, 1996, among
                        Donna Karan, Stephan Weiss. Stephan Weiss as trustee under
                        Trust Agreement for the benefit of Lisa Weiss Keyes,
                        Corey Weiss, and Gabrielle Karan, Stephan Weiss as trustee under Trust Agreement for the benefit of Donna Karan, Gabriel Studio, Inc., Takihyo Inc., Tomio Taki,
                        Frank R. Mori, Christopher Mori, and Heather Mori
                        (Incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on Form S-1, dated
                        June 27, 1996)

      EXHIBITS
---------------------
        10.9            Employment Agreement, dated as of October 15, 1996, between
                        The Donna Karan Company and Joseph R. Parsons (Incorporated
                        by reference from Exhibit 10.14 to the Company's Form 10-K for the year ended December 29, 1996)*

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

        10.14           Agreement, dated as of September 30, 1997, between The
                        Donna Karan Company and Estee Lauder Inc. (Incorporated by
                        reference from Exhibit 2.1 to the Company's Form 8-K, dated
                        November 10, 1997)

        10.15           Amended and Restated Second Amendment, dated as of
                        October 30, 1998, among The Donna Karan Company. The
                        Donna Karan Company Store, G.P., Donna Karan Studio, and
                        DK Footwear Partners, the financial institutions time to
                        time parties thereto as lenders, the financial institutions from time to time parties thereto as issuing banks, and
                        Citibank, N.A., as administrative agent (Incorporated by
                        reference from Exhibit 10.20 to the Company's Form 10-K for the year ended January 3, 1999)

        10.16           Employment Agreement, dated as of December 18, 1998, between the Company and Lee Goldenberg. (Incorporated by reference from Exhibit 10.21 to the Company's Form 10-K for the year ended January 3, 1999)*

        10.17           Voluntary Deferred Compensation Plan for Non-Employee
                        Directors (Incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 28,
                        1998)*

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

      EXHIBITS
---------------------
                        Manhattan Bank and Nationsbank, N.A., as co-agents.
                        (Incorporated by reference from Exhibit 10.1 to the
                        Company's Form 10-Q for the quarter ended July 2, 2000)

        10.22           Sixth Amendment, dated as of November 20, 2000, among The
                        Donna Karan Company, The Donna Karan Company Store, G.P.,
                        Donna Karan Studio, and DK Footwear Partners, the financial institutions from time to time parties thereto as issuing
                        banks, Citibank, N.A., as administrative agent, The Chase
                        Manhattan Bank and Nationsbank, N.A., as co-agents.**

        10.23           Amendment, dated as of November 30, 2000, to the Employment
                        Agreement among the Company, The Donna Karan Company, and
                        John D. Idol and related letter agreement, dated as of
                        December 14, 2000*/**

        10.24           Employment Agreement, dated as of October 10, 2000, between
                        The Donna Karan Company and Joseph B Parsons*/**

        10.25           Amendment, dated October 10, 2000, to the Employment
                        Agreement between the Company and Lee Goldenberg*/**

        10.26           Donna Karan International Inc. 1996 Non-Employee Director
                        Stock Option Plan (as amended and restated through December 8, 2000)*/**

        10.27           Donna Karan International Inc. 1996 Stock Incentive Plan (as
                        amended and restated through December 8, 2000)*/**

        10.28 Donna Karan International Inc. Wealth Accumulation Plan, effective December 28, 1997 (amended and restated through December 8, 2000)*/**

        10.29 Donna Karan International Inc. Executive Incentive Plan, effective December 28, 1997 (amended and restated through December 8, 2000)*/**

        10.30           Donna Karan International Inc. 1998 Non-Employee Director
                        Restricted Stock Plan (as amended and restated through December 8, 2000)*/**

        10.31 Donna Karan International Inc. Deferred Bonus Plan, effective as of February 1, 1999 (amended and restated through December 8, 2000)*/**

        10.32 Donna Karan International Inc. Executive Severance Plan, effective as of November 30, 2000 (as amended through December 8, 2000)*/**

        10.33           Amendment, dated as of March 30, 2001, to the Employment
                        Agreement among the Company. The Donna Karan Company, and
                        John D. Idol*/**

        21.1            Subsidiaries of the Company**

        23.1            Consent of Ernst & Young LLP


------------------------

*   Exhibit is a management contract or compensatory plan or arrangement


**  Previously Filed

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


                                             DONNA KARAN INTERNATIONAL INC.
                                             (Registrant)

Dated:  August 21, 2001                      By:             /s/ JOSEPH B. PARSONS
                                                  -------------------------------------------
                                                               Joseph B. Parsons,
                                                     CHIEF FINANCIAL AND OPERATIONS OFFICER