Form 10-Q/A
period 2001-04-01
DONNA KARAN INTERNATIONAL INC
filed 2001-08-21
CIK 1012369

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                  FORM 10-Q/A-1
                             ----------------------

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

                         ------------------------------

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

                              DONNA KARAN INTERNATIONAL INC.


The following items of the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001 are hereby amended and, as so amended, are restated below in their entirety: Item 1. Financial Statements; and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 1. Financial Statements

                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                THREE MONTHS ENDED
                                          -------------------------------
                                           APRIL 1,          APRIL 2,
                                             2001              2000
                                          -------------    ----------------
                                          (DOLLARS IN THOUSANDS, EXCEPT
                                                 PER SHARE DATA)
 NET REVENUES........................     $   173,046      $   172,770
 Cost of sales.......................         117,285          116,791
                                          -----------      -----------

 GROSS PROFIT........................          55,761           55,979
 Selling, general, and administrative
 expenses............................          50,899           49,766
                                          -----------      -----------

 OPERATING INCOME ...................           4,862            6,213
 Interest expense, net...............             691              571
                                          -----------      -----------

 INCOME BEFORE INCOME TAXES..........           4,171            5,642
 Provision for income taxes..........           1,627            2,314
                                          -----------      -----------

 NET INCOME .........................     $     2,544      $     3,328
                                          ===========      ===========

 Net income per common share:
      Basic..........................     $      0.12      $      0.15
                                          ===========      ===========
      Diluted........................     $      0.11      $      0.15
                                          ===========      ===========

 Weighted average common shares
   outstanding:
      Basic..........................      21,614,529       21,600,400
                                          ===========      ===========
      Diluted........................      22,298,765       21,748,500
                                          ===========      ===========


                        See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                                 BALANCE SHEETS


                                                APRIL 1,       DECEMBER 31,
                                                  2001             2000
                                              -------------    -------------
                                              (UNAUDITED)
                                                     (IN THOUSANDS)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents...........       $       6,379    $      15,535
   Accounts receivable, net of
     allowances of $31,962 and
     $36,178, respectively.............             110,680           85,007
   Inventories.........................              90,851           88,691
   Deferred income taxes...............              28,268           28,297
   Prepaid expenses and other current
     assets............................              29,418           27,920
                                              -------------    -------------
     TOTAL CURRENT ASSETS..............             265,596          245,450
Property and equipment, net............              37,385           38,987
Deferred income taxes..................              19,543           19,650
Deposits and other noncurrent assets...              20,294           20,127
                                              -------------    -------------
                                              $     342,818    $     324,214
                                              =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable....................       $      61,149    $      76,956
   Accrued expenses and other current
     liabilities.......................              45,666           57,501
   Borrowing under revolving line of
     credit............................              41,819             --
   Subordinated notes payable .........               8,209             --
                                              -------------    -------------
     TOTAL CURRENT LIABILITIES.........             156,843          134,457
                                              -------------    -------------

Subordinated notes payable ............                --              8,209
Deferred income........................              27,434           28,688

STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value,
     35,000,000 shares authorized,
     22,255,176 shares at April 1, 2001
     and 22,127,805 shares at December
     31, 2000 issued and outstanding...                 223              221
  Common stock Class A, $0.01 par
     value,18 shares authorized, issued
     and outstanding...................                --               --
  Common stock Class B, $0.01 par
     value, 2 shares authorized, issued
     and outstanding...................                --               --
  Preferred stock, $0.01 par value,
     1,000,000 shares authorized, no
     shares issued and outstanding.....                --               --
  Additional paid-in capital...........             193,466          192,348
  Retained deficit.....................             (31,980)         (34,524)
  Accumulated other comprehensive
     income (loss).....................               1,224           (1,415)
                                              -------------    -------------
                                                    162,933          156,630
  Less: Treasury stock, at cost (16,270
     shares)...........................                (384)            (384)
      Unearned compensation............              (4,008)          (3,386)
                                              -------------    -------------
     TOTAL STOCKHOLDERS' EQUITY........             158,541          152,860
                                              -------------    -------------
                                              $     342,818    $     324,214
                                              =============    =============


                        See Notes to Financial Statements

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                 -------------------------------
                                                  APRIL 1,           APRIL 2,
                                                    2001               2000
                                                 ------------       ------------
                                                         (IN THOUSANDS)
OPERATING ACTIVITIES
Net income...............................       $       2,544       $      3,328
Adjustments to reconcile net income
  to net cash used for operating
  activities:
    Depreciation and amortization........               3,899              3,805
    Amortization of deferred income......              (2,085)            (4,038)
    Provision for bad debts..............                  76                (11)
    Deferred income taxes................                 136                726
    Provision for restricted stock
      compensation.......................                 392                 80
Changes in operating assets and
  liabilities:
    Increase in accounts receivable......             (25,141)           (14,633)
    (Increase) decrease in inventories...              (2,160)            17,968
    (Increase) decrease in prepaid
      expenses and other current assets..              (2,106)               623
    Increase in deposits and other
      noncurrent assets..................              (1,943)            (1,862)
    Decrease in accounts payable,
      accrued expenses, and
      other current liabilities..........             (22,918)           (16,277)
    Decrease in deferred income..........              (1,254)            (2,767)
                                                -------------       ------------
      NET CASH USED FOR OPERATING
        ACTIVITIES.......................             (50,560)           (13,058)
                                                -------------       ------------

INVESTING ACTIVITIES
    Purchase of property and equipment...                (521)              (444)
                                                -------------       ------------
      NET CASH USED FOR INVESTING
        ACTIVITIES.......................                (521)              (444)
                                                -------------       ------------

FINANCING ACTIVITIES
    Net proceeds of revolving credit
      facility...........................              41,819              4,298
    Proceeds from stock options
      exercised..........................                 106                -
                                                -------------       ------------
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES.......................              41,925             4,298
                                                -------------       ------------

    NET DECREASE IN CASH AND CASH
      EQUIVALENTS........................              (9,156)            (9,204)
    CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD................              15,535             15,038
                                                -------------       ------------

    CASH AND CASH EQUIVALENTS AT END OF
      PERIOD.............................       $       6,379       $      5,834
                                                =============       ============


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


   On December 18, 2000, the Company announced that it had received a proposal from a corporation owned by LVMH Moet Henessey Louis Vuitton Inc., a Delaware corporation ("LVMH") and a subsidiary of LVMH Moet Henessey Louis Vuitton, S.A., a French corporation, to enter into merger negotiations (the "LVMH Merger Offer") to acquire all of the outstanding shares of common stock of the Company for a price of $8.50 per share in cash. On April 2, 2001, the Company and LVMH announced that they had entered into an Agreement and Plan of Merger, dated as of March 31, 2001 (the "Merger Agreement"), which sets forth the terms and conditions of the proposed acquisition of the Company by LVMH. Pursuant to the Merger Agreement, an indirect subsidiary of LVMH will be merged with and into the Company (the "Merger") and the Company will survive the Merger as an indirect subsidiary of LVMH. The Merger Agreement provides that the stockholders of the Company will receive $10.75 in cash for each share of common stock of the Company. The Merger is subject to the approval of the stockholders of the Company and the satisfaction of other customary closing conditions, including the receipt of required regulatory approvals. Concurrently with the execution of the Merger Agreement, stockholders who collectively beneficially own approximately 46.8% of the Company's outstanding common stock entered into voting agreements with LVMH. Under the terms of these voting agreements, these stockholders have agreed to vote all shares of common stock that they beneficially own in favor of the adoption of the Merger Agreement and the approval of the Merger. In addition, these stockholders have also agreed, among other things, to vote against any other transaction the consummation of which could reasonably be expected to prevent or materially delay the Merger. During the three month period ended April 1, 2001, the Company incurred $1.7 million in expenses related to the LVMH Merger Offer, which have been classified as selling, general and administrative expenses. This amount includes $828,000 in legal and accounting fees, a $500,00 accrual related to the putative class action lawsuits described below under "Commitments and Contingencies", $150,000 in special committee fees, a special bonus of $150,000 payable to an executive officer, and $72,000 in other merger related expenses.



   The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. On a quarterly basis, the Company's operations may vary as a result of, among other things, production and shipping schedules, the introduction of new products, the timing of opening and closing Company-owned retail stores, and variations in the timing of certain holidays from year to year. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for a full year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.


   Certain amounts in the financial statements of prior years have been reclassified to conform to the current year presentation.


RECENT DEVELOPMENTS

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


Adoption of New Accounting Standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is required to be adopted in fiscal years beginning after June 15, 2000. The Company has adopted the provisions of this Statement effective January 1, 2001. This Statement requires that all derivatives be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company's cumulative effect of adoption of this Statement was not material to the Company's results of operations or financial condition. The transition adjustment from adopting this statement resulted in reclassifying a cumulative unrecognized loss of $0.9 million from accrued expenses to other comprehensive income.

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

   The Company enters into forward exchange contracts to hedge foreign currency denominated sales and inventory purchases, and the resulting accounts receivable and payable. Such forward exchange contracts are for periods consistent with the identified exposures. These contracts are effective hedges of these exposures, and are designated as dual-purpose hedges-cash flow hedges until the anticipated transaction occurs, and fair value hedges until the related receivable or payable settles. As cash flow hedges, changes in the effective portion of the fair value of these forward contracts are included in other comprehensive income and recognized in revenues and cost of sales, as applicable, when the underlying hedged transaction occurs. Once the sale or inventory purchase occurs, gains and losses on the fair value hedge of the resulting asset or liability are recognized in other income and expense and are offset by gains and losses on the mark-to-market of the underlying receivable or payable. Foreign currency transactions that do not qualify as hedges are marked-to-market on a current basis with gains and losses recognized through income and reflected in operating expenses. In addition, any previously deferred gains and losses on hedges that are terminated prior to the transaction date are recognized in current income when the hedge is terminated. The contracts have varying maturities with none exceeding 24 months. Included in other comprehensive income is a net unrealized gain of $2.6 million related to forward contracts outstanding as of April 1, 2001.

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

   A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:


                                             THREE MONTHS ENDED
                                       -----------------------------
                                         APRIL 1,         APRIL 2,
                                           2001             2000
                                       ------------      -----------
                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
Net income attributable to common
  stock............................     $     2,544        $     3,328
                                        ===========        ===========
DENOMINATOR:
Weighted average common shares
  outstanding--Basic...............      21,614,529         21,600,400
Effect of dilutive securities......         684,236            148,100
                                        -----------        -----------
Weighted average common shares
  outstanding--Diluted.............      22,298,765         21,748,500
                                        ===========        ===========
Basic EPS..........................     $      0.12        $      0.15
                                        ===========        ===========
Diluted EPS........................     $      0.11        $      0.15
                                        ===========        ===========

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

INVENTORIES

   Inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out method.


                                              APRIL 1,      DECEMBER
                                                2001        31, 2000
                                             -----------    -----------
                                                  (IN THOUSANDS)
Raw materials...........................     $      3,872   $     3,522
Work in process.........................            3,822         3,920
Finished goods..........................           83,157        81,249
                                             ------------   -----------
                                             $     90,851   $    88,691
                                             ===========    ===========

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

   Property and equipment consist of the following:


                                              APRIL 1,      DECEMBER 31,
                                                2001            2000
                                             ------------  ------------
                                                  (IN THOUSANDS)
Machinery, equipment and fixtures.......     $     29,930  $     29,688
Leasehold improvements..................           63,638        63,359
                                             ------------  ------------
                                                   93,568        93,047
Less accumulated depreciation...........          (56,183)      (54,060)
                                             ------------  ------------
                                             $     37,385  $     38,987
                                             ============  ============

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

   Accrued expenses and other current liabilities are comprised of the following:


                                              APRIL 1,       DECEMBER 31,
                                                2001           2000
                                             -----------     ----------
                                                  (IN THOUSANDS)
Accrued operating expenses..............     $    10,537     $   13,169
Unearned revenues.......................           6,535          7,367
Accrued royalties.......................          11,766         12,712
Accrued compensation....................           6,657         12,920
Accrued income taxes....................           6,360          6,868
Accrued restructuring and other charges.             757            892
Accrued taxes other than income taxes...           2,376          2,671
Other...................................             678            902
                                             -----------     ----------
                                             $    45,666     $   57,501
                                             ===========     ==========

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


   The Company is also involved from time to time in routine legal matters and litigation incidental to its business. While the outcome of these matters, as well as the LVMH Actions, could have a material adverse effect on the Company's results of operations and cash flows in the period in which such outcome is determined, in the Company's opinion, the results of these matters are not expected to have a material effect on the Company's financial position or results of operation. As of April 1, 2001, the Company accrued $500,000 related to the LVMH Actions, representing that portion of any eventual outcome not anticipated to be covered by insurance.


RESTRUCTURING AND OTHER CHARGES

   For the three months ended April 1, 2001, the Company utilized approximately $0.1 million of reserves previously established in connection with its fiscal 1999 restructuring plan. The Company anticipates utilizing the remaining balance of its reserves during fiscal 2001.

   The balance of the fiscal 1999 restructuring and other charges are as follows:


                                 BALANCE AT          UTILIZED       BALANCE AT
                                 DECEMBER 31,   -----------------    APRIL 1,
(IN THOUSANDS)                     2000         CASH      NONCASH      2001
--------------                   ------------   ----      -------   -----------
Exit costs (including
inventory markdowns) ........    $     68      $    -     $     -   $     68
Employee termination and
severance costs..............         188          64           -        124
Other........................         636          71           -        565
                                 --------      ------     -------   --------
                                 $    892      $  135     $     -   $    757
                                 ========      ======     =======   ========

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

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

  Supplemental disclosures of cash flow information:


                                                 THREE MONTHS ENDED
                                                -------------------
                                                APRIL 1,  APRIL 2,
                                                  2001      2000
                                                --------  --------
                                                  (IN THOUSANDS)
   CASH PAID FOR:
          Interest .........................    $    494  $    352
                                                ========  ========
          Taxes.............................    $  1,458  $  2,798
                                                ========  ========

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

NOTE 2 -- COMPREHENSIVE INCOME

   Comprehensive income and its components are as follows:



                                                THREE MONTHS ENDED
                                                -------------------
                                                APRIL 1,   APRIL 2,
                                                  2001       2000
                                                ---------  ---------
                                                  (IN THOUSANDS)
   Net income                                   $   2,544  $   3,328
                                                ---------  ---------
   Foreign currency translation.............           (4)      (128)
   Unrealized gain on forward exchange
   contracts, net ..........................        2,643       --
                                                ---------  ---------
   Other comprehensive income (loss)........        2,639       (128)
                                                ---------  ---------
   Comprehensive income.....................    $   5,183  $   3,200
                                                =========  =========


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

      Accumulated other comprehensive (loss) is as follows:


                                                                              TOTAL
                                                                           ACCUMULATED
                                                             UNREALIZED       OTHER
                                                FOREIGN       GAIN ON      COMPREHENSIVE
                                               CURRENCY       FORWARD         INCOME
                                              TRANSLATION    CONTRACTS        (LOSS)
                                              ------------  -------------  -------------
                                                            (IN THOUSANDS)
            Beginning balance .............    $(1,415)        $       -    $(1,415)
            Current-period change .........         (4)            2,643      2,639
                                               -------         ---------    -------
            Ending balance                     $(1,419)        $   2,643    $ 1,224
                                               =======         =========    =======

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 -- SEGMENT INFORMATION

   Information related to the Company's reportable business segments is as follows:


                               WHOLESALE    LICENSING   RETAIL        TOTAL
                               -----------  ---------  ----------  ------------
                                               (IN THOUSANDS)
THREE MONTHS ENDED
APRIL 1, 2001
-----------------
Net revenues from
  external customers.........  $  133,221    $ 14,013   $ 25,812    $ 173,046
Intersegment revenues........      19,101        --         --         19,101
Segment operating
  profit (loss)..............       3,194(a)    7,844     (6,176)       4,862(a)
Segment assets ..............     272,844       9,834     60,140      342,818


THREE MONTHS ENDED
APRIL 2, 2000
-----------------
Net revenues from
  external customers.........  $  135,324    $ 10,414   $ 27,032    $ 172,770
Intersegment revenues........      16,889        --         --         16,889
Segment operating
  profit (loss)..............       5,808       4,509     (4,104)       6,213
Segment assets...............     223,582       5,512     59,821      288,915


(a) Includes $1.7 million in transaction costs related to the proposed LVMH merger.

Information related to the Company's geographic segments is as follows:


                               THREE MONTHS ENDED
                              -------------------------
                                APRIL 1,     APRIL 2,
                                 2001          2000
                              -----------   -----------
                                     (IN THOUSANDS)
Net revenues:
  United States ............. $  100,513    $  105,286
  Japan......................      5,741         5,249
  Other......................     66,792        62,235
                              ----------    ----------
                              $  173,046    $  172,770
                              ==========    ==========

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

     The Company has a $150.0 million revolving credit facility (the "Facility"). The Facility is used for working capital requirements and general corporate purposes. In February 2000, the Company amended the Facility and extended its term to expire on May 1, 2003 (the Facility was further amended in August 2001. See Note 1, Recent Developments, in the notes to financial statements contained elsewhere herein.) At April 1, 2001, $41.8 million was outstanding under the Facility, as compared to $4.3 million outstanding at April 2, 2000.

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

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DONNA KARAN INTERNATIONAL INC.
                                             (Registrant)



Date: August 21, 2001               By: /s/ Joseph B. Parsons
                                       ---------------------------
                                       Joseph B. Parsons
                                       Chief Financial and Operations Officer