Form 10-Q
period 2001-07-01
DONNA KARAN INTERNATIONAL INC
filed 2001-08-21
CIK 1012369

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2001

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


                            -------------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

At August 03, 2001, the Registrant had 22,266,483 shares of Common Stock outstanding.*

*Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.




================================================================================

                         DONNA KARAN INTERNATIONAL INC.
                                     INDEX



PART I.       FINANCIAL INFORMATION


Item 1.    Financial Statements                                            PAGE

           Statements of Operations--
              Three months and Six months ended July 1, 2001 and
              July 2, 2000................................................  3

           Balance Sheets--
              July 1, 2001 and December 31, 2000..........................  4

           Statements of Cash Flows--
              Six months ended July 1, 2001 and July 2, 2000..............  5

           Notes to Financial Statements..................................  6


Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations............... 15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..... 22


PART II.      OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K............................... 22

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 ------------------------------      ------------------------------
                                                    JULY 1,           JULY 2,           JULY 1,           JULY 2,
                                                     2001              2000              2001              2000
                                                 ------------      ------------      ------------      ------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NET REVENUES ...............................     $    123,941      $    120,513      $    296,987      $    293,283
Cost of sales ..............................           98,079            88,189           215,364           204,980
                                                 ------------      ------------      ------------      ------------


GROSS PROFIT ...............................           25,862            32,324            81,623            88,303
Selling, general and administrative expenses           44,310            44,175            95,209            93,941
Restructuring credit .......................               --              (200)               --              (200)
                                                 ------------      ------------      ------------      ------------


OPERATING LOSS .............................          (18,448)          (11,651)          (13,586)           (5,438)
Interest expense, net ......................            1,154               182             1,845               753
                                                 ------------      ------------      ------------      ------------


LOSS BEFORE INCOME TAXES ...................          (19,602)          (11,833)          (15,431)           (6,191)
Income tax benefit .........................           (7,645)           (4,851)           (6,018)           (2,538)
                                                 ------------      ------------      ------------      ------------

NET LOSS ...................................     $    (11,957)     $     (6,982)     $     (9,413)     $     (3,653)
                                                 ============      ============      ============      ============


Net loss per common share:
     Basic .................................     $      (0.55)     $      (0.32)     $      (0.44)     $      (0.17)
                                                 ============      ============      ============      ============
     Diluted ...............................     $      (0.55)     $      (0.32)     $      (0.44)     $      (0.17)
                                                 ============      ============      ============      ============

Weighted average common shares outstanding:
     Basic .................................       21,633,797        21,603,400        21,624,163        21,601,900
                                                 ============      ============      ============      ============
     Diluted ...............................       22,429,754        22,135,000        22,365,947        21,941,700
                                                 ============      ============      ============      ============



                       SEE NOTES TO FINANCIAL STATEMENTS

                         DONNA KARAN INTERNATIONAL INC.

                                 BALANCE SHEETS


                                                               JULY 1,      DECEMBER 31,
                                                                2001            2000
                                                              ---------     ------------
                                                             (UNAUDITED)
                                                                   (IN THOUSANDS)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents ..........................     $   5,510      $  15,535
     Accounts receivable, net of allowances of $38,536
        and $36,178 respectively ........................        85,592         85,007
     Inventories ........................................       106,421         88,691
     Deferred income taxes ..............................        28,408         28,297
     Prepaid expenses and other current assets ..........        26,459         27,920
                                                              ---------      ---------
        TOTAL CURRENT ASSETS ............................       252,390        245,450
Property and equipment, net .............................        38,030         38,987
Deferred income taxes ...................................        20,046         19,650
Deposits and other noncurrent assets ....................        20,770         20,127
                                                              ---------      ---------

                                                              $ 331,236      $ 324,214
                                                              =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable ...................................     $  72,373      $  76,956
     Accrued expenses and other current liabilities .....        34,885         57,501
     Borrowing under revolving line of credit ...........        41,485             --
     Subordinated notes payable .........................         8,209             --
                                                              ---------      ---------
        TOTAL CURRENT LIABILITIES .......................       156,952        134,457
                                                              ---------      ---------


Subordinated notes payable ..............................            --          8,209
Deferred income .........................................        26,671         28,688

STOCKHOLDERS' EQUITY
     Common stock, $0.01 par value, 35,000,000 shares
        Authorized, issued and outstanding 22,266,483 and
        22,127,805 respectively .........................           223            221
     Common stock Class A, $0.01 par value, 18 shares
        Authorized, issued and outstanding ..............            --             --
     Common stock, Class B, $0.01 par value, 2 shares
        Authorized, issued and outstanding ..............            --             --
     Preferred stock, $0.01 par value, 1,000,000 shares
        Authorized, no shares issued and outstanding ....            --             --
     Additional paid-in capital .........................       193,549        192,348
     Retained deficit ...................................       (43,937)       (34,524)
     Accumulated other comprehensive income (loss) ......         1,750         (1,415)
                                                              ---------      ---------
                                                                151,585        156,630
     Less:  Treasury stock, at cost (16,270 shares) .....          (384)          (384)
            Unearned compensation .......................        (3,588)        (3,386)
                                                              ---------      ---------
         TOTAL STOCKHOLDERS' EQUITY .....................       147,613        152,860
                                                              ---------      ---------

                                                              $ 331,236      $ 324,214
                                                              =========      =========

                        SEE NOTES TO FINANCIAL STATEMENTS

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   SIX MONTHS ENDED
                                                                ----------------------
                                                                 JULY 1,       JULY 2,
                                                                  2001          2000
                                                                --------      --------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss ..................................................     $ (9,413)     $ (3,653)
Adjustments to reconcile net loss to net cash provided by
   (used for) operating activities:
    Depreciation and amortization .........................        7,611         6,681
    Amortization of deferred income .......................       (3,516)       (7,636)
    Provision for bad debts ...............................          644          (196)
    Deferred income taxes .................................         (507)         (891)
    Provision for restricted stock compensation ...........          812           170
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable ............       (1,229)       18,690
    (Increase) decrease in inventories ....................      (17,730)        6,592
    Decrease (increase) in prepaid expenses and other
            current assets ................................        1,461        (2,498)
    Increase in deposits and other noncurrent assets ......       (4,266)       (3,612)
    Decrease in accounts payable, accrued expenses,
       and other current liabilities ......................      (20,518)      (10,043)
    Decrease in deferred income ...........................       (2,017)       (1,384)
                                                                --------      --------
      NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES       (48,668)        2,220
                                                                --------      --------

INVESTING ACTIVITIES
    Purchase of property and equipment, net ...............       (3,031)       (2,518)
                                                                --------      --------
       NET CASH USED FOR INVESTING ACTIVITIES .............       (3,031)       (2,518)
                                                                --------      --------

FINANCING ACTIVITIES
    Net proceeds of revolving credit facility .............       41,485            --
    Proceeds from stock options exercised .................          189            --
                                                                --------      --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES ..........       41,674            --
                                                                --------      --------

    NET DECREASE IN CASH AND CASH EQUIVALENTS .............      (10,025)         (298)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......       15,535        15,038
                                                                --------      --------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD ............     $  5,510      $ 14,740
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

   On December 18, 2000, the Company announced that it had received a proposal from a corporation owned by LVMH Moet Henessey Louis Vuitton Inc., a Delaware corporation ("LVMH") and a subsidiary of LVMH Moet Henessey Louis Vuitton, S.A., a French corporation, to enter into merger negotiations (the "LVMH Merger Offer") to acquire all of the outstanding shares of common stock of the Company for a price of $8.50 per share in cash. On April 2, 2001, the Company and LVMH announced that they had entered into an Agreement and Plan of Merger, dated as of March 31, 2001 (as amended, the "Merger Agreement"), which sets forth the terms and conditions of the proposed acquisition of the Company by LVMH. Pursuant to the Merger Agreement, an indirect subsidiary of LVMH will be merged with and into the Company (the "Merger") and the Company will survive the Merger as an indirect subsidiary of LVMH. The Merger Agreement provides that the stockholders of the Company will receive $10.75 in cash for each share of common stock of the Company. The Merger is subject to the approval of the stockholders of the Company and the satisfaction of other customary closing conditions, including the receipt of required regulatory approvals. Concurrently with the execution of the Merger Agreement, stockholders who collectively beneficially own approximately 46.8% of the Company's outstanding common stock entered into voting agreements with LVMH. Under the terms of these voting agreements, these stockholders have agreed to vote all shares of common stock, that they beneficially own, in favor of the adoption of the Merger Agreement and the approval of the Merger. In addition, these stockholders have also agreed, among other things, to vote against any other transaction the consummation of which could reasonably be expected to prevent or materially delay the Merger. During the three and six month periods ended July 1, 2001, the Company incurred $0.6 million and $2.3 million, respectively, in expenses related to the LVMH Merger Offer, which have been classified as selling, general and administrative expenses. These amounts include for the three month period ended July 1, 2001, $500,000 in legal and accounting fees, and $100,000 in other merger related expenses, and for the six month period ended July 1, 2001, $1,328,000 in legal and accounting fees, a $500,000 accrual related to the putative class action suits described below under "Commitments and Contingencies," $150,000 in special committee fees, a special bonus of $150,000 payable to an executive officer, and $172,000 in other merger related expenses.

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

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

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

   Effective as of July 13, 2001, John D. Idol resigned as Chief Executive Officer and a director of the Company and Giuseppe Brusone, the former Senior Vice President, Acquisitions and Brand Development of the LVMH Fashion Group, was appointed President and Chief Executive Officer of the Company. However, Mr. Idol will continue as an employee of the Company until the earlier of (1) November 15, 2001 and (2) the closing of the Merger, and in that capacity will assist and advise the Company's board of directors in connection with the Company's transition to a new Chief Executive Officer and the Merger. In exchange for these services, Mr. Idol will receive a monthly salary of $5,000, but will not be entitled to any other compensation, benefits or severance payments except as specified below.

   Mr. Idol is entitled to receive the following payments and benefits in connection with his resignation, consistent with the intent of his employment agreement as amended:

   o $6.3 million, consisting of (1) $5.1 million, which represents the sum of three times his current base salary plus three times his total bonus compensation for fiscal 2000, (2) a transaction bonus of $0.75 million and
      (3) $0.4 million, which represents his pro-rated performance bonus for fiscal 2001. These amounts are payable on the earlier of (A) November 15, 2001 and (B) the closing of the Merger, and will be expensed during the Company's fiscal third quarter.

   o Full vesting of all 548,503 unvested shares of restricted common stock he holds. These shares of restricted common stock will vest on the earlier of
      (1) November 15, 2001 and (2) the closing of the Merger. However, these shares will not vest if Mr. Idol voluntarily terminates his employment or is terminated for cause prior to the earlier of (A) November 15, 2001 and
      (B) the closing of the Merger. Under a separate agreement between LVMH and Mr. Idol, LVMH has agreed that, if the Merger is not consummated by November 15, 2001, LVMH will purchase on that date Mr. Idol's shares of restricted common stock at a price of $4.875 per share in cash, for an aggregate purchase price of $2.7 million. If the Merger is consummated after November 15, 2001, Mr. Idol will be entitled to receive from LVMH or its affiliates, within five days of consummation, an amount per share equal to the difference between (1) the $10.75 per share Merger consideration and (2) the $4.875 per share previously paid to him, for an aggregate purchase price $5.9 million. This will result in Mr. Idol receiving the full $10.75 per share Merger consideration for his shares of restricted common stock, for total consideration of $5.9 million.

   o Continued health, long-term disability and life insurance at the level in effect on July 13, 2001 for 36 months, or the economic equivalent of that coverage in cash. However, if Mr. Idol commences other full-time employment that offers substantially similar or improved coverage, this continued coverage will cease.

   o Outplacement services, up to $50,000, for a period of one year, commencing on July 13, 2001, but in no event beyond the date on which Mr. Idol commences other full-time employment.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

   o  Any salary and expenses that are accrued but unpaid as of July 13, 2001.

Accordingly, under these arrangements, Mr. Idol will receive a total of $12.2 million, plus continued health, long-term disability and life insurance. Of this amount, (1) $6.3 million is payable by the Company under Mr. Idol's resignation arrangement and (2) $5.9 million is payable by LVMH under its separate agreement with Mr. Idol relating to LVMH's purchase of his shares of restricted common stock. Payment of these amounts to Mr. Idol is not contingent upon the consummation of the Merger, except for LVMH's payment to Mr. Idol of $5.9 million in respect of his shares of restricted common stock. In addition, if the payments and benefits relating to Mr. Idol's resignation arrangement are subject to the 20% excise tax under the Internal Revenue Code of 1986 as "excess parachute payments," Mr. Idol will receive a tax gross-up so that he is in the same after-tax position as if there were no excise tax.

   In connection with the resignation of Mr. Idol and the appointment of Mr. Brusone as the President and Chief Executive Officer, the Company agreed that Mr. Brusone will, for the period prior to the consummation of the Merger, be entitled to receive a monthly salary of $58,333.33 plus a discretionary bonus and participate, when eligible, in all plans and benefits generally given to the Company's senior executives. During this interim period, Mr. Brusone's employment will be "at will," terminable by either the Company or him with or without cause.

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

   The Company enters into forward exchange contracts to hedge foreign currency denominated sales and inventory purchases, and the resulting accounts receivable and payable. Such forward exchange contracts are for periods consistent with the identified exposures. These contracts are effective hedges of these exposures, and are designated as dual-purpose hedges -- cash flow hedges until the anticipated transaction occurs, and fair value hedges until the related receivable or payable settles. As cash flow hedges, changes in the effective portion of the fair value of these forward contracts are included in other comprehensive income and recognized in revenues and cost of sales, as applicable, when the underlying hedged transaction occurs. Once the sale or inventory purchase occurs, gains and losses on the fair value hedge of the resulting asset or liability are recognized in other income and expense and are offset by gains and losses on the mark-to-market of the underlying receivable or payable. Foreign currency transactions that do not qualify as hedges are marked-to- market on a current basis with gains and losses recognized through income and reflected in operating expenses. In addition, any previously deferred gains and losses on hedges that are terminated prior to the transaction date are recognized in current income when the hedge is terminated. The contracts have varying maturities with none exceeding 24 months. Included in other comprehensive income is a net unrealized gain of $3.2 million related to forward contracts outstanding as of July 1, 2001.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS


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

   A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net loss is as follows:


                                                           THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                     ------------------------------      ------------------------------
                                                        JULY 1,           JULY 2,           JULY 1,           JULY 2,
                                                         2001              2000              2001              2000
                                                     ------------      ------------      ------------      ------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
Net loss attributable to common stock ..........     $    (11,957)     $     (6,982)     $     (9,413)     $     (3,653)
                                                     ============      ============      ============      ============
DENOMINATOR:
Weighted average common shares outstanding -
   Basic .......................................       21,633,797        21,603,400        21,624,163        21,601,900
Effect of dilutive securities: stock options and
    restricted stock ...........................          795,957           531,600           741,784           339,800
                                                     ------------      ------------      ------------      ------------
Weighted average common shares outstanding -
   Diluted .....................................       22,429,754        22,135,000        22,365,947        21,941,700
                                                     ============      ============      ============      ============
Basic EPS ......................................     $      (0.55)     $      (0.32)     $      (0.44)     $      (0.17)
                                                     ============      ============      ============      ============
Diluted EPS ....................................     $      (0.55)     $      (0.32)     $      (0.44)     $      (0.17)
                                                     ============      ============      ============      ============


INVENTORIES

   Inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out method.

   Inventories consist of the following:


                                                    JULY 1,           DECEMBER 31,
                                                     2001                 2000
                                                   --------           ------------
                                                         (IN THOUSANDS)

Raw materials ........................             $  4,347             $  3,522
Work in process ......................                4,970                3,920
Finished goods .......................               97,104               81,249
                                                   --------             --------
                                                   $106,421             $ 88,691
                                                   ========             ========

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

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

   Property and equipment consist of the following:


                                                     JULY 1,          DECEMBER 31,
                                                       2001              2000
                                                     --------         ------------
                                                          (IN THOUSANDS)

Machinery, equipment, and fixtures .........         $ 31,088          $ 29,688
Leasehold improvements .....................           64,990            63,359
                                                     --------          --------
                                                       96,078            93,047
Less accumulated depreciation ..............          (58,048)          (54,060)
                                                     --------          --------
                                                     $ 38,030          $ 38,987
                                                     ========          ========

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

   Accrued expenses and other current liabilities are comprised of the following:


                                                          JULY 1,       DECEMBER 31,
                                                           2001            2000
                                                          -------       -----------
                                                              (IN THOUSANDS)

Accrued operating expenses .......................        $ 7,411        $13,169
Unearned revenues ................................          5,883          7,367
Accrued royalties ................................         12,084         12,920
Accrued compensation .............................          6,530         12,712
Accrued income taxes .............................             --          6,868
Accrued restructuring and other charges ..........            626            892
Accrued taxes other than income taxes ............          1,727          2,671
Other ............................................            624            902
                                                          -------        -------
                                                          $34,885        $57,501
                                                          =======        =======

COMMITMENTS AND CONTINGENCIES

   In December 2000, several putative class actions were filed in state court in Delaware and New York (collectively, the "LVMH Actions") in connection with the offer of LVMH to acquire the outstanding shares of the Company for a price of $8.50 per share (the "LVMH Offer"). All of the complaints name the Company, its Chairman, its former Vice Chairman and its former Chief Executive Officer as defendants. Two of the complaints also name the Company's outside Board members as defendants and three of the complaints also name LVMH as a defendant.

   The LVMH Actions allege, INTER ALIA, that the $8.50 price initially offered by LVMH to purchase the Company's common stock is inadequate, that the individual defendants breached their fiduciary duties in connection with the LVMH Offer and that the Chairman and former Vice Chairman of the Company furthered their own interests, at the expense of the Company's interests, in allegedly negotiating with LVMH concerning the proposed sale of the Company to LVMH.

   These actions sought injunctive relief against the acquisition of Gabrielle Studio by LVMH and the Merger, monetary damages and an award of plaintiffs' costs and attorneys' fees. Plaintiffs did not file a motion for a preliminary injunction. None of the lawsuits specifies any amount of damages sought and, therefore, it is not practicable to estimate a range of possible loss in connection with this litigation.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS


   As of May 11, 2001, all parties to the class actions filed in Delaware entered into a memorandum of understanding setting forth an agreement in principle for the proposed settlement of all of the actions. Under the memorandum of understanding:

   o LVMH acknowledged that the existence and prosecution of the actions and the positions advocated by plaintiffs' counsel and financial advisor were among the factors taken into consideration in increasing the per share consideration offered to our stockholders from $8.50 per share to $10.75 per share;
   o The members of the special committee of the Company's board of directors acknowledged that the special committee was aware of the actions and the views of plaintiff's counsel and financial advisor concerning the adequacy of the $10.75 per share price offered by LVMH in reaching the special committee's final determination to recommend that our board of directors enter into the merger agreement; and
   o The Company and LVMH agreed to provide a draft of the Merger proxy statement to plaintiffs' counsel for its review and to consider any comments provided by plaintiffs' counsel concerning the adequacy of the disclosures contained in the proxy statement.

   The proposed settlement contemplated in the memorandum of understanding is subject to a number of conditions, including consummation of the Merger, completion of confirmatory discovery by plaintiffs' counsel and final approval by the Delaware Court of Chancery. Counsel for the parties in the class actions filed in New York have stipulated to stay all proceedings in those actions and to be bound by the outcome of the class actions filed in Delaware. Accordingly, an order of the Delaware Court of Chancery approving the settlement will be binding on all of the class actions in New York and Delaware. If the Court approves the proposed settlement, plaintiffs' counsel intends to apply to the Court for an award of fees and expenses. Defendants have agreed not to oppose such an application in an aggregate amount not to exceed $925,000, to be paid by the Company or the Company's successor(s) in interest in the amount awarded by the Court. During the six month period ended July 1, 2001, the Company accrued $500,000, representing the portion of this proposed settlement which at that time was not anticipated to be covered by insurance. The Company's insurance carriers have initially denied coverage on the remaining portion of this settlement. The Company currently is in the process of disputing this decision. No additional amounts have been accrued pending the outcome of this dispute. If the proposed settlement is not given final approval by the Court, and any subsequent negotiations with plaintiffs' counsel are not successful, the Company would expect to mount a vigorous defense to the class actions. The Company anticipates that the Merger will close prior to a hearing in the Delaware Court of Chancery on final approval of the proposed settlement and thus does not anticipate that the outcome of the settlement hearing would affect the consummation of the Merger or otherwise cause a delay in the Company stockholders' receipt of the Merger consideration. However, if, at any time, plaintiffs did seek any injunctive relief with respect to the Merger, the Company believes that any such application would be without merit and would oppose it vigorously. If the settlement is not approved, plaintiffs' could seek to unwind the Merger. Given the consequences of such an action to stockholders, however, courts have been reluctant to grant this type of relief.

RESTRUCTURING AND OTHER CHARGES

   For the six months ended July 1, 2001, the Company utilized approximately $0.3 million of reserves previously established in connection with its fiscal 1999 restructuring plan. The Company anticipates utilizing the remaining balance of its reserves during fiscal 2001.

   The balance of the fiscal 1999 restructuring and other charges are as follows:


                                             BALANCE AT         UTILIZED          BALANCE AT
                                             DECEMBER 31, -----------------------  JULY 1,
                                                 2000        CASH      NONCASH       2001
                                             -----------  ----------------------- ----------
Employee termination and severance costs ...     $188         138          --        $ 50
Other ......................................      704         128          --         576
                                                 ----        ----        ----        ----
                                                 $892        $266        $ --        $626
                                                 ====        ====        ====        ====

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

PROVISION FOR INCOME TAXES

   The provision for income taxes represents Federal, foreign, state and local income taxes. The effective income tax rate was 39.0% and 41.0% for the six months ended July 1, 2001 and July 2, 2000, respectively. This rate reflects the effect of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:


                                                           SIX MONTHS ENDED
                                                     ----------------------------
                                                      JULY 1,            JULY 2,
                                                       2001               2000
                                                     ----------         ---------
     CASH PAID FOR:                                        (IN THOUSANDS)

            Interest .....................             $1,751             $  626
                                                       ======             ======
            Taxes ........................             $2,888             $5,288
                                                       ======             ======

MANAGEMENT ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. Actual results could differ from those based upon such estimates and assumptions.

NOTE 2 -- COMPREHENSIVE INCOME (LOSS)

   Comprehensive loss and its components, are as follows:


                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         ----------------------      ----------------------
                                                          JULY 1,       JULY 2,       JULY 1,       JULY 2,
                                                           2001          2000          2001          2000
                                                         --------      --------      --------      --------
                                                                          (IN THOUSANDS)
                 Net loss ..........................     $(11,957)     $ (6,982)     $ (9,413)     $ (3,653)
                                                         --------      --------      --------      --------
                 Foreign currency translation ......           (6)            1           (10)         (127)
                 Unrealized gain on forward exchange
                 contracts, net ....................          532            --         3,175            --
                                                         --------      --------      --------      --------
                 Other comprehensive income (loss) .          526             1         3,165          (127)
                                                         --------      --------      --------      --------
                 Comprehensive loss ................     $(11,431)     $ (6,981)     $ (6,248)     $ (3,780)
                                                         ========      ========      ========      ========

   On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, a net unrealized gain on foreign currency forward contracts for the three and six months ended July 1, 2001 of $0.5 million and $3.2 million, respectively, is included in other comprehensive income. The unrealized gain on forward exchange contracts included in other comprehensive income for the three and six months ended July 1, 2001 is net of reclassification adjustments for realized gains on forward exchange contracts.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS


   Accumulated other comprehensive income (loss) is as follows:


                                                  THREE MONTHS ENDED JULY 1, 2001
                                            --------------------------------------------
                                                                              TOTAL
                                                             UNREALIZED    ACCUMULATED
                                             FOREIGN            GAIN         OTHER
                                             CURRENCY        ON FORWARD   COMPREHENSIVE
                                            TRANSLATION      CONTRACTS     INCOME (LOSS)
                                            -----------    -------------- --------------
                                                           (IN THOUSANDS)

                 Beginning balance ...        $(1,419)        $ 2,643        $ 1,224
                 Current-period change             (6)            532            526
                                              -------         -------        -------
                 Ending balance ......        $(1,425)        $ 3,175        $ 1,750
                                              =======         =======        =======


                                                    SIX MONTHS ENDED JULY 1, 2001
                                            --------------------------------------------
                                                                              TOTAL
                                                             UNREALIZED    ACCUMULATED
                                             FOREIGN            GAIN         OTHER
                                             CURRENCY        ON FORWARD   COMPREHENSIVE
                                            TRANSLATION      CONTRACTS     INCOME (LOSS)
                                            -----------    -------------- --------------
                                                           (IN THOUSANDS)

                 Beginning balance ...        $(1,415)        $    --        $(1,415)
                 Current-period change            (10)          3,175          3,165
                                              -------         -------        -------
                 Ending balance ......        $(1,425)        $ 3,175        $ 1,750
                                              =======         =======        =======

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 -- SEGMENT INFORMATION

   Information related to the Company's reportable business segments are as follows:


                                      WHOLESALE         LICENSING        RETAIL         TOTAL
                                     ------------      ------------    -----------  ---------------
                                                             (IN THOUSANDS)
THREE MONTHS ENDED
JULY 1, 2001
------------
Net revenues from external
  Customers ....................     $  83,307         $  12,548     $  28,086      $ 123,941
Intersegment revenues ..........        12,225                --            --         12,225
Segment operating profit (loss)        (18,643)(a)         6,671        (6,476)       (18,448)(a)

THREE MONTHS ENDED
JULY 2, 2000
------------
Net revenues from external
  Customers ....................     $  80,795         $   9,254     $  30,464      $ 120,513
Intersegment revenues ..........        11,985                --            --         11,985
Segment operating profit (loss)        (12,922)            3,787        (2,516)       (11,651)

SIX MONTHS ENDED
JULY 1, 2001
------------
Net revenues from external
  Customers ....................     $ 216,528         $  26,561     $  53,898      $ 296,987
Intersegment revenues ..........        31,326                --            --         31,326
Segment operating profit (loss)        (15,449)(a)        14,515       (12,652)       (13,586)(a)
Segment assets .................       266,057             7,594        57,585        331,236

SIX MONTHS ENDED
JULY 2, 2000
------------
Net revenues from external
Customers ......................     $ 216,119         $  19,668     $  57,496      $ 293,283
Intersegment revenues ..........        28,874                --            --         28,874
Segment operating profit (loss)         (7,114)            8,296        (6,620)        (5,438)
Segment assets .................       226,584             4,920        50,238        281,742


(a) Includes $0.6 million and $2.3 million in transaction costs related to the proposed LVMH Merger for the three and six months ended July 1, 2001, respectively.

   Information related to the Company's geographic segments are as follows:


                                THREE MONTHS ENDED           SIX MONTHS ENDED
                              ----------------------      ----------------------
                               JULY 1,       JULY 2,       JULY 1,       JULY 2,
                                2001          2000          2001          2000
                              --------      --------      --------      --------
                                               (IN THOUSANDS)

Net revenues:
   United States .......      $ 83,046      $ 89,095      $183,559      $194,381
   Japan ...............         5,945         3,755        11,686         9,005
   Other ...............        34,950        27,663       101,742        89,897
                              --------      --------      --------      --------
                              $123,941      $120,513      $296,987      $293,283
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

RESULTS OF OPERATIONS

   The Company's business is comprised of wholesale, licensing, and retail activities. The Company utilizes a 52- or 53-week fiscal year ending on the Sunday nearest December 31. The following discussion provides information and analysis of the Company's results of operations for the three and six months ended July 1, 2001 and July 2, 2000.

   The following tables set forth certain segment data:


                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                             --------------------------          --------------------------
                                              JULY 1,           JULY 2,          JULY 1,            JULY 2,
                                               2001              2000              2001              2000
                                             --------          --------          --------          --------
                                                                    (IN MILLIONS)
Net revenues from external customers:
     By segments:
               Wholesale ............        $   83.3          $   80.8          $  216.5          $  216.1
               Licensing ............            12.5               9.2              26.6              19.7
               Retail ...............            28.1              30.5              53.9              57.5
                                             --------          --------          --------          --------
                                             $  123.9          $  120.5          $  297.0          $  293.3
                                             ========          ========          ========          ========

     By geographic area:
               United States ........        $   83.0          $   89.1          $  183.6          $  194.4
               Japan ................             5.9               3.8              11.7               9.0
               Other ................            35.0              27.6             101.7              89.9
                                             --------          --------          --------          --------
                                             $  123.9          $  120.5          $  297.0          $  293.3
                                             ========          ========          ========          ========

Segment operating profit (loss):
               Wholesale ............        $  (18.6)(a)      $  (12.9)         $  (15.4)(a)      $   (7.1)
               Licensing ............             6.7               3.8              14.5               8.3
               Retail ...............            (6.5)             (2.5)            (12.7)             (6.6)
                                             --------          --------          --------          --------
                                             $  (18.4)(a)      $  (11.6)         $  (13.6)(a)      $   (5.4)
                                             ========          ========          ========          ========

(a) Includes $0.6 million and $2.3 million in transaction costs related to the proposed LVMH Merger for the three and six months ended July 1, 2001, respectively.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following tables set forth certain condensed statement of income data:


                                                   THREE MONTHS ENDED                                SIX MONTHS ENDED
                                        --------------------------------------------     -------------------------------------------
                                               JULY 1,                 JULY 2,                 JULY 1,                JULY 2,
                                                2001                    2000                    2001                    2000
                                        -------------------     --------------------     -------------------    --------------------
                                                                       (DOLLARS IN MILLIONS)

Net revenues ......................     $  123.9      100.0%    $  120.5    $  100.0%    $  297.0      100.0%   $  293.3      100.0%
                                        ========                ========                 ========               ========
Gross profit ......................         25.9       20.9         32.3        26.8         81.6       27.5        88.3       30.1
Selling, general and administrative
    expenses ......................         44.3       35.8         44.2        36.7         95.2       32.1        93.9       32.0
Operating loss ....................        (18.4)     (14.9)       (11.6)       (9.7)       (13.6)      (4.6)       (5.4)      (1.8)
Net loss ..........................        (12.0)      (9.6)        (7.0)       (5.8)        (9.4)      (3.2)       (3.7)      (1.3)

SECOND QUARTER FISCAL 2001 COMPARED WITH SECOND QUARTER FISCAL 2000

   NET REVENUES

      Net revenues for the three months ended July 1, 2001 increased $3.4 million, or 2.8%, to $123.9 million as compared to net revenues of $120.5 million in the corresponding prior-year period.

      Wholesale revenues for the three months ended July 1, 2001 increased $2.5 million, or 3.1%, to $83.3 million as compared to $80.8 million in the corresponding prior-year period. The increase was attributable to increases in sales from the International DKNY JEANS and menswear businesses, partially offset by a decrease in the accessories business.

      Licensing revenues for the three months ended July 1, 2001 increased $3.3 million, or 35.6%, to $12.5 million as compared to $9.2 million in the corresponding prior-year period. The increase was primarily due to royalties from the Company's new regional license in Asia and growth in sales of certain other new and existing licensed products.

      Retail revenues for the three months ended July 1, 2001 decreased $2.4 million, or 7.8%, to $28.1 million as compared to $30.5 million in the corresponding prior-year period. The decrease was primarily attributable to a 19.2% overall decrease in outlet store sales, partially offset by a 14.0% overall increase in full-price retail store sales. Overall, comparable store sales decreased 8.7% from the corresponding prior-year period.

   GEOGRAPHIC
      Net revenues for the United States for the three months ended July 1, 2001 decreased $6.1 million, or 6.8%, to $83.0 million as compared to $89.1 million in the corresponding prior-year period. The decrease was primarily attributable to decreased wholesale and retail revenues, partially offset by an increase in licensing revenues.

      Net revenues for Japan for the three months ended July 1, 2001 increased $2.1 million, or 58.3%, to $5.9 million as compared to $3.8 million in the corresponding prior-year period. The increase was primarily attributable to increased wholesale revenues to Japan and increased royalties from the company's Japanese licensee.

       Net revenues for other geographic areas for the three months ended July 1, 2001 increased $7.4 million, or 26.3%, to $35.0 million as compared to $27.6 million in the corresponding prior-year period. The increase was primarily attributable to increased wholesale revenues, and to a lesser extent, increased retail and licensing revenues.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   GROSS PROFIT
   Gross profit as a percentage of net revenues for the three months ended
July 1, 2001 was 20.9%, as compared to 26.8% in the corresponding prior-year period. In June 2000, the Company reversed $0.8 million of restructuring reserves classified in cost of sales, determined no longer to be necessary. Exclusive of the restructuring credit, gross profit as a percentage of net revenues for the three months ended July 2, 2000 was 26.2%. The decrease in gross profit primarily reflected lower margins in the wholesale and retail segments, partially offset by an increase in the higher margin licensing business. The decrease in the wholesale segment was impacted by higher dilution, and both the wholesale and retail segments were impacted by lower margins on the liquidation of prior seasons inventory.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Selling, general and administrative expenses decreased to 35.8% of net revenues for the three months ended July 1, 2001, as compared to 36.7% in the corresponding prior-year period. Included in these costs, during the three months ended July 1, 2001, is $0.6 million in transaction costs related to the proposed LVMH Merger. Exclusive of these costs, selling, general and administrative expenses were 35.3% of net revenues for the three months ended July 1, 2001. The decrease was primarily a result of lower selling and administrative expenses in the wholesale segment, partially offset by increased costs associated with the growth in the number of full-price free-standing retail stores, as compared to the prior-year period.

   OPERATING LOSS
   Operating loss for the three months ended July 1, 2001 increased $6.8 million, or 58.3%, to $18.4 million as compared to $11.6 million in the corresponding prior-year period. Included in operating loss, during the three months ended July 1, 2001, is $0.6 million in transaction costs related to the proposed LVMH Merger. Exclusive of these costs, operating loss increased $6.2 million, or 58.0%, to $17.8 million for the three months ended July 1, 2001. The increase was attributable to increased operating loss in the wholesale and retail segments, partially offset by increased operating profit in the licensing segment.

   INTEREST EXPENSE, NET
   Interest expense, net was $1.2 million for the three months ended July 1, 2001 as compared to $0.2 million for the corresponding prior-year period. The increase was primarily attributable to an increase in average borrowings during the three months ended July 1, 2001, as compared to the corresponding prior-year period.

   INCOME TAX BENEFIT
   The provision for income taxes represents Federal, foreign, state and local income taxes. The effective income tax rate for the three months ended July 1, 2001 and July 2, 2000 was 39.0% and 41.0%, respectively. These rates reflect the effects of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

   NET LOSS
   Net loss for the three months ended July 1, 2001 increased $5.0 million, or 71.3%, to $12.0 million, as compared to $7.0 million in the corresponding prior-year period. Included in net loss, during the three months ended July 1, 2001, is $0.4 million, net of income taxes, in transaction costs related to the proposed LVMH Merger. Exclusive of these costs, net loss increased $4.6 million, or 65.9%, to $11.6 million for the three months ended July 1, 2001. The increase was primarily attributable to decreased gross margins in the wholesale and retail segments and higher interest expense, partially offset by an increase in the higher margin licensing business.

SIX MONTHS FISCAL 2001 COMPARED TO SIX MONTHS FISCAL 2000

   NET REVENUES
   Net revenues for the six months ended July 1, 2001 increased $3.7 million, or 1.3%, to $297.0 million as compared to net revenues of $293.3 million in the corresponding prior-year period.

   Wholesale revenues for the six months ended July 1, 2001 increased $0.4 million, or 0.2%, to $216.5 million as compared to $216.1 million in the corresponding prior-year period. The slight increase was the net result of a change in the revenue mix, with an increase in sales from International DKNY JEANS and the menswear and accessories businesses, offset by a decrease in sales from the women's business.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Licensing revenues for the six months ended July 1, 2001 increased $6.9 million, or 35.0%, to $26.6 million as compared to $19.7 million in the corresponding prior-year period. The increase was primarily due to royalties from the Company's new regional license in Asia and growth in sales of certain other new and existing licensed products.

   Retail revenues for the six months ended July 1, 2001 decreased $3.6 million, or 6.3%, to $53.9 million as compared to $57.5 million in the corresponding prior-year period. The decrease was primarily attributable to a 14.8% overall decrease in outlet store sales, partially offset by an 8.5% overall increase in full-priced retail store sales. Overall, comparable store sales decreased 10.1% from the corresponding prior-year period.

   GEOGRAPHIC
   Net revenues for the United States for the six months ended July 1, 2001 decreased $10.8 million, or 5.6%, to $183.6 million as compared to $194.4 million in the corresponding prior-year period. The decrease was primarily attributable to decreased wholesale and retail revenues, partially offset by an increase in licensing revenues.

   Net revenues for Japan for the six months ended July 1, 2001 increased $2.7 million, or 29.8%, to $11.7 million as compared to $9.0 million in the corresponding prior-year period. The increase was primarily attributable to increased wholesale revenues to Japan and increased royalties from the Company's Japanese licensee.

    Net revenues for other geographic areas for the six months ended July 1, 2001 increased $11.8 million, or 13.2%, to $101.7 million as compared to $89.9 million in the corresponding prior-year period. The increase was primarily attributable to increased wholesale revenues, and to a lesser extent, increased retail and licensing revenues.

   GROSS PROFIT
   Gross profit as a percentage of net revenues for the six months ended
July 1, 2001 was 27.5%, as compared to 30.1% for the corresponding prior-year period. In June 2000, the Company reversed $0.8 million of restructuring reserves classified in cost of sales, determined no longer to be necessary. Exclusive of the restructuring credit, gross profit as a percentage of net revenues for the six months ended July 2, 2000 was 29.8%. The decrease in gross profit primarily reflected lower margins in the wholesale and retail segments, partially offset by an increase in the higher margin licensing business. The decrease in the wholesale segment was impacted by higher dilution, and both the wholesale and retail segments were impacted by lower margins on the liquidation of prior seasons inventory.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Selling, general and administrative expenses increased slightly to 32.1% of net revenues for the six months ended July 1, 2001, as compared to 32.0% in the corresponding prior-year period. Included in these costs, during the six months ended July 1, 2001, is $2.3 million in transaction costs related to the proposed LVMH Merger. Exclusive of these costs, selling, general and administrative expenses were 31.3% of net revenues for the six months ended July 1, 2001. The decrease was primarily a result of lower selling and administrative expenses in the wholesale segment, partially offset by increased costs associated with the growth in the number of full-price free-standing retail stores, as compared to the prior-year period.

   OPERATING LOSS
   Operating loss for the six months ended July 1, 2001 increased $8.2 million, or 149.8%, to $13.6 million as compared to $5.4 million in the corresponding prior-year period. Included in operating loss, during the six months ended July 1, 2001, is $2.3 million in transaction costs related to the proposed LVMH Merger. Exclusive of these costs, operating loss increased $5.9 million, or 107.2%, to $11.3 million for the six months ended July 1, 2001. The increase was attributable to increased operating loss in the wholesale and retail segments, partially offset by increased operating profit in the licensing segment.

   INTEREST EXPENSE, NET
   Interest expense, net was $1.8 million for the six months ended July 1, 2001 as compared to $0.8 million for the corresponding prior-year period. The increase was primarily attributable to an increase in average borrowings during the six months ended July 1, 2001, as compared to the corresponding prior-year period.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   INCOME TAX BENEFIT
   The provision for income taxes represents Federal, foreign, state and local income taxes. The effective income tax rate for the six months ended July 1, 2001 and July 2, 2000 was 39.0% and 41.0%, respectively. These rates reflect the effects of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

   NET LOSS
   Net loss for the six months ended July 1, 2001 increased $5.7 million, or 157.7%, to $9.4 million, as compared to $3.7 million in the corresponding prior-year period. Included in net loss, during the six months ended July 1, 2001, is $1.4 million, net of income taxes, in transaction costs related to the proposed LVMH Merger. Exclusive of these costs, net loss increased $4.3 million, or 119.0%, to $8.0 million for the six months ended July 1, 2001. The increase was primarily attributable to decreased gross margins in the wholesale and retail segments and higher interest expense, partially offset by an increase in the higher margin in licensing business.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal sources of funds have historically been cash flow from operations and borrowings under its revolving credit facility. As more fully described below, in order to supplement the Company's historical source of funds, Gabrielle Studio, Inc. (an LVMH affiliate) has agreed to defer until June 30, 2002 the payment of royalties owed by the Company for the second, third and fourth quarters of 2001. The Company's principal need for funds is to finance working capital (principally inventory and receivables), capital expenditures (including the construction of new shop-in-shops, outlet and full-price free-standing retail stores), and investments in the start-up of new collections and the extension of existing collections. At July 1, 2001, the Company had cash and cash equivalents of $5.5 million, as compared to $14.7 million at July 2, 2000.

   The Company has a $150.0 million revolving credit facility (the "Facility"). The Facility is used for working capital requirements and general corporate purposes. At July 1, 2001, $41.5 million was outstanding under the Facility, as compared to no amounts outstanding at July 2, 2000.

   The Company's results of operations in the second quarter of fiscal 2001, having been affected by business and economic conditions, are below forecast and are expected to continue below forecast for the balance of the fiscal year. In August, 2001 the Company entered into an agreement with Gabrielle Studio, Inc. (an LVMH affiliate) pursuant to which Gabrielle Studio, Inc. agreed to defer until June 30, 2002 the payment of royalties owed by the Company for the second, third and fourth quarters of 2001. The Company believes that the deferral of such royalty payments will enable it to meet its credit facility covenants, amended as follows, for the remainder of its fiscal year. In August 2001, the Company also amended its credit facility. The August 2001 credit facility amendment provides (i) that an event of default will occur on January 7, 2002 if the merger with LVMH has not occurred, (ii) for changes in the application of credit facility covenant calculations so as to exclude from such calculations, the royalty payments deferred by the above referenced agreement with Gabrielle Studio, Inc., together with certain unpaid severance and merger expenses, and
(iii) that the Company must maintain a minimum of $20 million in availability under the credit facility from December 15, 2001 through the expiration of the credit facility. In addition to the August 2001 credit facility amendment, in June 2001 the Company also entered into an amendment of its credit facility which enabled the Company to borrow amounts in excess of its calculated borrowing base during the months of June, July and August 2001. The failure of the Merger with LVMH to close by January 7, 2002 will cause an event of default under the credit agreement. The Company believes that the Merger will occur prior to January 7, 2002, and if not, that it will be required to amend its existing credit facility (which expires on May 1, 2003), or obtain an alternate source of long-term financing. However, there can be no assurances that an amended credit facility or any new financing will be available and, if available, that the terms will be as favorable as the existing terms in the current credit facility.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Net cash used for operating activities was $48.7 million for the six months ended July 1, 2001 as compared to cash provided by operating activities of $2.2 million in the corresponding prior-year period. The increase in net cash used by operating activities primarily reflects an increase in accounts receivable and inventory, a greater decrease in accounts payable, accrued expenses and other current liabilities, and an increase in the loss incurred by the Company. Net cash used for investing activities increased $0.5 million for the six months ended July 1, 2001 as compared to the corresponding prior-year period, primarily due to the Company's increased purchases of property and equipment in the current period. Financing activities reflect borrowings under the Company's Facility. Net cash provided by financing activities for the six months ended July 1, 2001 was $41.7 million, as compared to no cash provided in the corresponding prior-year period. The increase in net cash provided by financing activities was due to greater amounts outstanding under the Company's Facility during the current period in order to finance higher levels of inventory, a decrease in accounts payable, accrued expenses and other current liabilities, as well as an increase in the loss incurred by the Company.

   As a matter of policy, the Company enters into forward exchange contracts with parties who are major international banks and financial institutions that have at least an "A" (or equivalent) credit rating. The Company's exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would be immaterial. Costs associated with entering into such contracts have not been material to the Company's financial results. The Company's measured value-at-risk from holding such derivative instruments, using a variance co-variance model with a 95 percent confidence level, assuming normal market conditions at July 1, 2001 was approximately $3.6 million.

   Capital expenditures, primarily for leasehold improvements and leasehold improvements related to outlet and full-price free-standing retail stores, equipment, machinery, computers and office furniture, were approximately $3.0 million and $2.5 million for the six months ended July 1, 2001 and July 2, 2000, respectively. As of August 10, 2001, the Company had outstanding commitments for additional capital expenditures during fiscal 2001 of approximately $3.5 million. The Company anticipates that it will incur additional capital expenditures in fiscal 2001 relating to its retail business initiatives and other matters.

   The Company anticipates that it will be able to satisfy its ongoing cash requirements for the foreseeable future with cash flow from operations, supplemented by borrowings under its Facility, the deferral by Gabrielle Studio Inc. of royalties due by the Company for the second, third and fourth quarters of 2001 and, from time to time, amounts received in connection with strategic transactions, including licensing arrangements. Events that may impact this include, but are not limited to, future events that may have the effect of reducing available cash balances (such as unexpected operating losses or increased capital or other expenditures), as well as future circumstances that might reduce or eliminate the availability of external financing.

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

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


following LVMH's purchase of Gabrielle Studio Inc.; (iii) the timing and expense associated with, and effects of, the strategic initiatives being implemented by the Company; (iv) risks associated with the receipt, pricing, and timing of customer orders; (v) general competitive factors and the overall financial condition of the apparel industry, the retail industry, and the general economy;
(vi) timing of and costs associated with new stores openings and the Company's economic ability to continue to open new stores; (vii) risks associated with the Company's increasing royalty revenues as a percent of the Company's total revenues and net income and risks associated with a lack of operational or financial control over the Company's licensees; (viii) risks to the Company's existing wholesale businesses from the Company's licensing of related products;
(ix) a change in retailer or consumer acceptance of the Company's products; (x) the variability of the Company's results in any period due to the seasonal nature of the business, the timing and level of the Company's sales, the timing of launch of new products and collections and opening of new doors, fashion trends, and the timing, terms, consummation, or success of any joint ventures, licenses, or other dispositions of product lines; (xi) consolidation and restructuring in the retail industry causing a decrease in the number of stores that sell the Company's products, or an increase in the ownership concentration within the retail industry; (xii) social, political and economic risks to the Company's foreign operations and customers, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (xiii) changes in laws, regulations, and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (xiv) foreign currency fluctuations affecting the Company's results of operations and value of its foreign assets, the relative price at which the Company and foreign competitors sell their products in the same markets, and the Company's operating and manufacturing costs outside of the United States; (xv) shipment delays, depletion of inventory, and increased production costs resulting from disruption at any of the Company's facilities or other causes; (xvi) changes in product mix to ones which are less profitable;
(xvii) infringements of the Company's trademarks and other proprietary rights, imitations or diversions of the Company's products, or inability to obtain trademark protection outside the United States for one or more of the Company's marks; (xviii) political or economic instability resulting in the disruption of trade from the countries in which the Company's contractors, suppliers, licensees, or customers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes, and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restriction on transfer of funds; (xix) the inability of a contractor to deliver the Company's products in a timely manner thereby causing the Company to miss the delivery date requirements of its customers, which in turn could result in the cancellation of orders, refusal to accept deliveries, or a reduction in the selling price; or (xx) the violation of labor or other laws by the Company, any independent manufacturer, or any licensee. The Company undertakes no obligation to publicly update or revise any forward-looking statements made herein or elsewhere whether as a result of new information, future events or otherwise.

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


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

10.1 Seventh Amendment, dated as of June 21, 2001, among The Donna Karan Company, The Donna Karan Company Store, G.P., Donna Karan Studio, and DK Footwear Partners, the financial institutions from time to time parties thereto as lenders, the financial institutions from time to time parties thereto as issuing banks, Citibank, N.A., as administrative agent, The Chase Manhattan Bank and Bank of America, N.A. (formerly known as Nationsbank, N.A.), as co-agents
10.2 Eighth Amendment, dated as of August 7, 2001, among The Donna Karan Company, The Donna Karan Company Store, G.P., Donna Karan Studio, and DK Footwear Partners, the financial institutions from time to time parties thereto as lenders, the financial institutions from time to time parties thereto as issuing banks, Citibank, N.A. as administrative agent, The Chase Manhattan Bank and Bank of America, N.A. (formerly known as Nationsbank, N.A.), as co-agents
10.3 Deferred Royalty Agreement, dated as of August 15, 2001, among LVMH Moet Hennessy Louis Vuitton Inc., Gabrielle Studio, Inc., Karma Acquisition, Inc., Donna Karan Studio, and Donna Karan International Inc.
10.4 Terms of Interim Employment of Guiseppe Brusone by Donna Karan International Inc.

(b) Reports on Form 8-K
The Company filed a Current Report on Form 8-K dated April 2, 2001, relating to the Company's proposed Merger with LVMH. Included in such report were the Agreement and Plan of Merger, dated as of March 31, 2001, the Voting Agreement dated as of March 31, 2001, and the press release, dated as of April 2, 2001, announcing the execution of the Agreement and Plan of Merger.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        DONNA KARAN INTERNATIONAL INC.
                                                  (Registrant)



Date: August 20, 2001                       By:  /s/ Joseph B. Parsons
                                               ---------------------------------
                                               Joseph B. Parsons
                                               Executive Vice President,
                                               Chief Financial and Operations
                                               Officer