Form 10-K/A
period 2000-12-31
DONNA KARAN INTERNATIONAL INC
filed 2001-10-26
CIK 1012369

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                         ANNUAL REPORT ON FORM 10-K/A-3


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The following Item of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 is hereby amended and, as so amended, is restated below in its entirety: Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.


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


    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Donna Karan International Inc. and subsidiaries at December 31, 2000 and January 2, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP


New York, New York
March 13, 2001, except for Note 18 as to which the date is April 2, 2001, and
Note 19 as to which the
date is October 23, 2001

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


    During 1997, the Company adopted a bonus plan covering executives and certain members of management. Individual bonus payments are based on management and compensation levels, performance goals and the Company's overall performance. The Company also adopted a deferred compensation plan covering certain senior executives, which is based on compensation, is dependent upon the Company achieving profitability, and vests after a five year period. In addition, amounts under the deferred compensation plan will become fully vested upon a change in control of the Company (as defined in the plan), unless the Company receives written notice, at least five days prior to the anticipated closing date of the transaction giving rise to a change in control, from the successor to all or a substantial portion of our business and/or assets that the successor is willing to assume and agree to perform the Company's obligations under the deferred compensation plan in the same manner and to the same extent that the Company is required to perform, then no accelerated vesting will occur. In fiscal 2000, 1999 and 1998, expenses under these plans were approximately $8.0 million, $7.8 million and $5.9 million, respectively.

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

                         DONNA KARAN INTERNATIONAL INC.

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

                         DONNA KARAN INTERNATIONAL INC.

NOTE 9.--RESTRUCTURING AND OTHER CHARGES


    On November 2, 1999, the Company announced that it was implementing a series of strategic initiatives intended to further reduce costs, increase efficiencies and focus on key business areas. In connection with the strategic initiatives, and in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and EITF Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," the Company recorded in the fourth quarter restructuring and other non-recurring charges of $11.0 million, of which $0.8 million was classified as cost of sales, $6.1 million as selling, general and administrative expenses and $4.1 million as restructuring charges. The strategic initiatives included: (i) consolidating the Donna Karan New York and DKNY women's divisions and integrating the marketing and public relations functions into one unit, resulting in a charge of $2.6 million which was primarily for employee severance, and is classified as a restructuring charge; (ii) closing seven non-performing outlet stores, resulting in a charge of $2.2 million, which was primarily for the write-down to net realizable value of inventory and fixed assets, and the costs of buying out leases, of which $0.8 million was classified as cost of sales, and $1.4 million was classified as a restructuring charge;
(iii) recognizing an impairment of under-performing retail stores based upon the present value of projected cash flows to determine the fair value of the stores, resulting in an impairment charge of $3.7 million, which was classified as selling, general and administrative expenses; (iv) the write-off of certain under-performing co-op shops that were identified and abandoned, resulting in a charge of $1.1 million, which has been classified as selling, general and administrative expenses; and (v) certain other non-recurring charges of $1.4 million, primarily for the write-off of fixed assets and leasehold improvements and the accrual of legal defense costs pertaining to contractor wage and hour litigation, $1.3 million of which has been classified as selling, general and administrative expenses, and $0.1 million as restructuring charges. The Company anticipates achieving annual savings of approximately $6.0 million as a result of these strategic initiatives. The cash and noncash elements of the restructuring charge approximated $4.4 million and $6.6 million, respectively. As a result of the strategic initiatives, approximately 160 positions were eliminated in the Company, of which 50 were unfilled positions. Of the remaining 110 positions, 42 employees were terminated in fiscal 1999 and 68 employees were terminated in fiscal 2000.


    Included in the aforementioned strategic initiatives and concurrent with the Company's annual planning process, the Company determined that the estimated future undiscounted cash flows were below the carrying value of certain retail stores. Accordingly, during the fourth quarter of fiscal 1999, the Company adjusted the carrying value of these stores to their estimated fair value and recorded an impairment charge of $3.7 million. The Company calculated the present value of projected cash flows to determine the fair value of the store assets.


    During 1999, the Company analyzed its current portfolio of retail locations and determined that there were seven stores that were non-performing, and as such, decided to close these stores. In accordance with EITF 94-3, the Company treated the closing of these retail locations as an "exit plan", and accrued all costs that were incremental as a result of the exit plan, or were either contractual obligations prior to the exit plan's commitment date, or penalties incurred to cancel contractual obligations. The $2.2 million charge that related to the closing of these seven outlet stores consisted of 1) $0.8 million of losses estimated to be incurred by selling inventory below cost, which amount was determined by estimating the average selling price to completely liquidate merchandise prior to the closing of the stores, 2) $0.6 million of payments made to landlords in order to terminate leases early, 3) $0.3 million in estimated legal and professional fees related to negotiating with the landlords and preparing severance agreements, 4) $257,000 in net book value of leasehold improvements that were

                         DONNA KARAN INTERNATIONAL INC.

abandoned, 5) $0.1 million in estimated costs, such as demolition, cleaning and painting, needed to return the locations to their original condition,
6) $46,000 in employee severance, and 7) $0.1 million in other miscellaneous costs. Additionally, as a result of the strategic initiatives, certain under-performing co-op shops were identified to be abandoned, resulting in the recording of a charge of approximately $1.1 million.


    The major components of the fiscal 1999 restructuring and other charges are as follows:


                                                          FISCAL YEAR ENDED JANUARY 2, 2000
                                               --------------------------------------------------------
                                                                UTILIZED                    BALANCE AT
                                               ORIGINAL    -------------------     NOT      JANUARY 2,
                                                ACCRUAL      CASH     NONCASH    UTILIZED      2000
                                               ---------   --------   --------   --------   -----------
Restructure Charges
  Employee termination and severance costs...   $ 2,283     $  340     $   --     $   --      $1,943
  Writedown of long-lived assets.............       464         --        464         --          --
  Exit costs.................................     1,097        605         --         --         492
  Other......................................       233         --         --         --         233
                                                -------     ------     ------     ------      ------
                                                  4,077        945        464         --       2,668
                                                -------     ------     ------     ------      ------

Other Charges
  Writedown of long-lived assets.............     5,373         --      5,061         --         312
  Inventory markdowns........................       801         --         --         --         801
  Other......................................       700         19         --         --         681
                                                -------     ------     ------     ------      ------
                                                  6,874         19      5,061         --       1,794
                                                -------     ------     ------     ------      ------
                                                $10,951     $  964     $5,525     $   --      $4,462
                                                =======     ======     ======     ======      ======



                                                        FISCAL YEAR ENDED DECEMBER 31, 2000
                                     -------------------------------------------------------------------------
                                     BALANCE AT                      UTILIZED                     BALANCE AT
                                     JANUARY 2,    ADDITIONAL   -------------------     NOT      DECEMBER 31,
                                        2000        ACCRUAL       CASH     NONCASH    UTILIZED       2000
                                     -----------   ----------   --------   --------   --------   -------------
Restructure Charges
  Employee termination and
    severance costs................    $ 1,943       $   --      $1,755     $   --     $   --       $  188
  Writedown of long-lived assets...         --           --          --         --         --           --
  Exit costs.......................        492           --         185         37        200           70
  Other............................        233           --         225         --         --            8
                                       -------       ------      ------     ------     ------       ------
                                         2,668           --       2,165         37        200          266
                                       -------       ------      ------     ------     ------       ------

Other Charges
  Writedown of long-lived assets...        312           --          --         --        312           --
  Inventory markdowns..............        801           --          --         --        801           --
  Other............................        681          312         367         --         --          626
                                       -------       ------      ------     ------     ------       ------
                                         1,794          312         367         --      1,113          626
                                       -------       ------      ------     ------     ------       ------
                                       $ 4,462       $  312      $2,532     $   37     $1,313       $  892
                                       =======       ======      ======     ======     ======       ======

                         DONNA KARAN INTERNATIONAL INC.

    Other costs described in the roll-forward analysis amounting to $0.9 million consist of $0.2 million in costs related to office space consolidation in the Company's New York office and $0.7 million in estimated legal defense costs related to contractor wage and hour litigation. Exit costs amounting to $1.1 million relate to costs associated with the seven outlet stores described above, excluding the amounts pertaining to leasehold improvements that were abandoned, which is reflected in write-down of long-lived assets, and $0.8 million of inventory markdowns.



    During the year ended December 31, 2000, the Company utilized approximately $2.6 million of reserves previously established in connection with its fiscal 1999 restructuring plan and reversed $1.3 million that was no longer deemed necessary. During 2000, the Company completed the shutdown of the seven outlet stores, and was able to recover its cost on the liquidation of merchandise. Therefore, the $0.8 million inventory reserve that had previously been recorded was not needed and was reversed. In addition, the Company only incurred
$0.1 million in legal and professional fees related to the store shutdown, and $0.2 million of the original $0.3 million reserved was reversed. The Company anticipates utilizing the remaining balance of its reserves during fiscal 2001.



    In 1997, the Company recorded restructuring charges of approximately
$8.6 million, primarily for severance, the abandonment of leased space and the closing of the Company's Prato, Italy office. In addition, during 1997 the Company recognized other charges amounting to $17.0 million, primarily for additional severance costs, costs related to the realignment of a retail and distribution agreement in Europe, and other costs recorded during a cost containment review process. In the fourth quarter of 1999, the Company completed the closing of its Prato office, and $1.4 million in reserves that had been recorded in connection with this closing, primarily estimated severance costs and legal, accounting and other fees, were no longer needed, and, accordingly, were reversed. Included in the other charges of $17.0 million was $0.6 million that was accrued for certain unasserted claims and risks associated with the closing of the Prato office. Subsequently, the Company was able to document that it should not be held liable for such claims, and after determining that the risk of litigation associated with these claims no longer existed, reversed the $0.6 million reserve in the fourth quarter of 2000. This reversal was classified in selling, general and administrative expenses.

                         DONNA KARAN INTERNATIONAL INC.

    During the fiscal year ended December 28, 1997, the Company utilized
$9.2 million in reserves related to the 1997 restructuring and other charges. The activity in the reserve account for the fiscal years 1998, 1999 and 2000 was as follows:

                                                           FISCAL YEAR ENDED JANUARY 3, 1999
                                              -----------------------------------------------------------
                                               BALANCE AT         UTILIZED                    BALANCE AT
                                              DECEMBER 28,   -------------------     NOT      JANUARY 3,
                                                  1997         CASH     NONCASH    UTILIZED      1999
                                              ------------   --------   --------   --------   -----------
Employee termination and severance costs....     $ 4,737      $3,281     $   --     $   --      $1,456
European retail and distribution
  agreement.................................       5,900         221         --         --       5,679
Writedown of long-lived assets..............         643          --        643         --          --
Other.......................................       5,142       2,054      1,818         --       1,270
                                                 -------      ------     ------     ------      ------
                                                 $16,422      $5,556     $2,461     $   --      $8,405
                                                 =======      ======     ======     ======      ======

                                                          FISCAL YEAR ENDED JANUARY 2, 2000
                                              ---------------------------------------------------------
                                              BALANCE AT        UTILIZED                    BALANCE AT
                                              JANUARY 3,   -------------------     NOT      JANUARY 2,
                                                 1999        CASH     NONCASH    UTILIZED      2000
                                              ----------   --------   --------   --------   -----------
Employee termination and severance costs....   $ 1,456      $  631     $   --     $  822      $    3
European retail and distribution
  agreement.................................     5,679       5,679         --         --          --
Other.......................................     1,270          --         --        604         666
                                               -------      ------     ------     ------      ------
                                               $ 8,405      $6,310     $   --     $1,426      $  669
                                               =======      ======     ======     ======      ======

                                                          FISCAL YEAR ENDED DECEMBER 31, 2000
                                              -----------------------------------------------------------
                                              BALANCE AT        UTILIZED                     BALANCE AT
                                              JANUARY 2,   -------------------     NOT      DECEMBER 31,
                                                 2000        CASH     NONCASH    UTILIZED       2000
                                              ----------   --------   --------   --------   -------------
Employee termination and severance costs....   $     3      $    3     $   --     $   --       $   --
Other.......................................       666          41         --        625           --
                                               -------      ------     ------     ------       ------
                                               $   669      $   44     $   --     $  625       $   --
                                               =======      ======     ======     ======       ======

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

    A summary of the Company's stock option programs as of fiscal 2000, 1999 and 1998 and changes during the years then ended, are presented below:

                                                                                  NON-EMPLOYEE DIRECTOR
                                                     STOCK INCENTIVE PLAN           STOCK OPTION PLAN
                                                  ---------------------------   -------------------------
                                                                  WEIGHTED                    WEIGHTED
                                                                  AVERAGE                     AVERAGE
                                                    SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE
                                                  ----------   --------------   --------   --------------
Outstanding at December 28, 1997................   1,741,500       $18.74        23,500        $17.98
Granted.........................................     953,717         8.90         3,000         15.56
Forfeited or cancelled..........................  (1,413,707)       20.16            --            --
                                                  ----------                     ------        ------
Outstanding at January 3, 1999..................   1,281,510         9.85        26,500         17.71
Granted.........................................     405,540         6.87         9,500          8.53
Exercised.......................................      (1,459)        6.25            --            --
Forfeited or cancelled..........................    (137,581)       12.12        (1,000)        15.56
                                                  ----------                     ------
Outstanding at January 2, 2000..................   1,548,010         8.80        35,000         15.28
Granted.........................................     131,433         7.44         3,000          7.06
Exercised.......................................      (5,168)        6.41            --            --
Forfeited or cancelled..........................    (905,168)       10.35        (8,000)        19.90
                                                  ----------                     ------
Outstanding at December 31, 2000................     769,107       $ 6.74        30,000        $13.22
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

    The following table summarizes the activity of restricted stock for fiscal 2000, 1999 and 1998:


                                                                                       NON-EMPLOYEE
                                                                                         DIRECTOR
                                                          STOCK INCENTIVE PLAN    RESTRICTED STOCK PLAN
                                                         ----------------------   ----------------------
                                                                      WEIGHTED                 WEIGHTED
                                                                      AVERAGE                  AVERAGE
                                                          SHARES     FAIR VALUE    SHARES     FAIR VALUE
                                                         ---------   ----------   ---------   ----------
Unvested shares outstanding at December 28, 1997.......   150,000      $10.63           --      $  --
Shares awarded.........................................        --          --           --         --
Shares forfeited.......................................        --          --           --         --
Shares vested..........................................        --          --           --         --
                                                          -------                  -------
Unvested shares outstanding at January 3, 1999.........   150,000       10.63           --         --
Shares awarded.........................................        --          --        1,500      11.00
Shares forfeited.......................................        --          --           --         --
Shares vested..........................................        --          --           --         --
                                                          -------                  -------
Unvested shares outstanding at January 2, 2000.........   150,000       10.63        1,500      11.00
Shares awarded.........................................   529,017        7.44        1,500       7.06
Shares forfeited.......................................    (9,644)       7.44           --         --
Shares vested..........................................        --          --       (1,500)     11.00
                                                          -------                  -------
Unvested shares outstanding at December 31, 2000          669,373      $ 8.15        1,500      $7.06
                                                          =======                  =======


NOTE 13.--COMMITMENTS AND CONTINGENCIES

    The Company has employment agreements with key executives which provide for guaranteed minimum compensation, minimum cash bonuses, stock options and termination payments and benefits. One employment agreement calls for a severance package, if the employee is terminated without cause

                         DONNA KARAN INTERNATIONAL INC.

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


    The Company has an Executive Incentive Plan ("EIP") whereby bonuses are generally paid to certain executive officers and key employees, based on pre-determined performance criteria. In the event of a change in control, under the terms of the EIP, the Company is obligated to make at least a pro-rata award through the date of change in control to each participant who is a participant at the time of the change in control. An award equal to or less than the individual target awards may be made by the Company either during or after the plan year without regard to the actual achievement of the performance goals. All payments made under this change in control provision will reduce the employee's final award for such plan year.


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

                         DONNA KARAN INTERNATIONAL INC.

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

                         DONNA KARAN INTERNATIONAL INC.

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

                         DONNA KARAN INTERNATIONAL INC.

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

                         DONNA KARAN INTERNATIONAL INC.

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

NOTE 19.--SUBSEQUENT EVENT


    The Company's results of operations in the second and third quarters of fiscal 2001, having been affected by business and economic conditions, are below forecast and are expected to continue below forecast for the balance of the fiscal year. In August 2001, the Company entered into an agreement with Gabrielle Studio, Inc. (an LVMH affiliate) pursuant to which Gabrielle Studio, Inc. agreed to defer until June 30, 2002 the payment of royalties owed by the Company for the second, third and fourth quarters of 2001. In August 2001, the Company also amended its credit facility. The August 2001 credit facility amendment provides (i) that an event of default will occur on January 7, 2002 if the merger with LVMH has not occurred, (ii) for changes in the application of credit facility covenant calculations so as to exclude from such calculations, the royalty payments deferred by the above referenced agreement with Gabrielle Studio, Inc., together with certain unpaid severance and merger expenses, and
(iii) that the Company must maintain a minimum of $20 million in availability under the credit facility from December 15, 2001 through the expiration of the credit facility. In October 2001, the Company further amended its credit facility. The October amendment, while waiving the need for the Company to meet certain financial covenants as of the end of the third quarter, also reduced the amount the Company can borrow under the facility to $102 million for the month of November 2001, $90 million for the period from December 1, 2001 through December 14, 2001 and $85 million thereafter. It also requires that the Company maintain a minimum credit availability of $4 million for the period from October 22, 2001 through October 31, 2001, $8 million for the period from November 1, 2001 through November 14, 2001, and $11 million for the period from November 15, 2001 through December 14, 2001, in addition to the $20 million requirement for the period subsequent to December 14, 2001 that was contained in the August amendment. In addition to the October 2001 and August 2001 credit facility amendments, in June 2001 the Company also amended its credit facility enabling the Company to borrow amounts in excess of its calculated borrowing base during the months of June, July and August 2001. The Company believes that its results of operations for the balance of the fiscal year will cause it to violate several year-end financial covenants of its most recently amended credit facility. The failure of the Merger with LVMH to close by January 7, 2002 will also cause an event of default under the credit agreement. The Company believes that the Merger will occur prior to January 7, 2002, and if not, that it will be required to amend its existing credit facility (which expires May, 2003), or obtain an alternate source of long-term financing. However, there can be no assurances that an amended credit facility or any new financing will be available and, if available, that the terms will be as favorable as the existing terms in the current credit facility.

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


                                             DONNA KARAN INTERNATIONAL INC.
                                             (Registrant)

Dated:  October 26, 2001                     By:             /s/ JOSEPH B. PARSONS
                                                  -------------------------------------------
                                                               Joseph B. Parsons,
                                                     CHIEF FINANCIAL AND OPERATIONS OFFICER