Form 10-Q/A
period 2001-04-01
DONNA KARAN INTERNATIONAL INC
filed 2001-10-26
CIK 1012369

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                  FORM 10-Q/A-2
                             ----------------------

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

                              DONNA KARAN INTERNATIONAL INC.


The following item of the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001 is hereby amended and, as so amended, is restated below in its entirety: Item 1. Financial Statements.


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

   The balance of the fiscal 1999 restructuring and other charges are as follows:



                                 BALANCE AT          UTILIZED       BALANCE AT
                                 DECEMBER 31,   -----------------    APRIL 1,
                                   2000         CASH      NONCASH      2001
                                 ------------   ----      -------   -----------
Restructure Charges
    Employee termination and
      severance costs            $    188      $   64     $     -   $    124
    Writedown of long-lived
      assets                            -           -           -          -
    Exit costs                         70           -           -         70
    Other                               8           -           -          8
                                 --------      ------     -------   --------
                                      266          64           -        202
                                 --------      ------     -------   --------

Other Charges
    Writedown of long-lived
      assets                            -           -           -          -
    Inventory markdowns                 -           -           -          -
    Other                             626          71           -        555
                                 --------      ------     -------   --------
                                      626          71           -        555
                                 --------      ------     -------   --------
                                 $    892      $  135     $     -   $    757
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

                                    DONNA KARAN INTERNATIONAL INC.
                                             (Registrant)



Date: October 26, 2001             By: /s/ Joseph B. Parsons
                                       ---------------------------
                                       Joseph B. Parsons
                                       Chief Financial and Operations Officer