Form 10-Q/A
period 2001-07-01
DONNA KARAN INTERNATIONAL INC
filed 2001-10-26
CIK 1012369

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A-1

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

                         DONNA KARAN INTERNATIONAL INC.


      The following items of Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2001 are hereby amended and, as so amended, are restated below in their entirety: Item 1. Financial Statements; Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations; and
Item 6. Exhibits And Reports on Form 8-K.

ITEM 1. FINANCIAL STATEMENTS


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
                                                 ============      ============      ============      ============



                       SEE NOTES TO FINANCIAL STATEMENTS

                         DONNA KARAN INTERNATIONAL INC.

                                 BALANCE SHEETS



                                                               JULY 1,      DECEMBER 31,
                                                                2001            2000
                                                              ---------     ------------
                                                             (UNAUDITED)
                                                                   (IN THOUSANDS)


ASSETS

CURRENT ASSETS
     Cash and cash equivalents ..........................     $   5,510      $  15,535
     Accounts receivable, net of allowances of $38,536
        and $36,178 respectively ........................        85,592         85,007
     Inventories ........................................       106,421         88,691
     Deferred income taxes ..............................        28,408         28,297
     Prepaid expenses and other current assets ..........        26,884         27,920
                                                              ---------      ---------
        TOTAL CURRENT ASSETS ............................       252,815        245,450
Property and equipment, net .............................        38,030         38,987
Deferred income taxes ...................................        20,046         19,650
Deposits and other noncurrent assets ....................        20,770         20,127
                                                              ---------      ---------

                                                              $ 331,661      $ 324,214
                                                              =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable ...................................     $  72,373      $  76,956
     Accrued expenses and other current liabilities .....        35,310         57,501
     Borrowing under revolving line of credit ...........        41,485             --
     Subordinated notes payable .........................         8,209             --
                                                              ---------      ---------
        TOTAL CURRENT LIABILITIES .......................       157,377        134,457
                                                              ---------      ---------


Subordinated notes payable ..............................            --          8,209
Deferred income .........................................        26,671         28,688

STOCKHOLDERS' EQUITY
     Common stock, $0.01 par value, 35,000,000 shares
        Authorized, issued and outstanding 22,266,483 and
        22,127,805 respectively .........................           223            221
     Common stock Class A, $0.01 par value, 18 shares
        Authorized, issued and outstanding ..............            --             --
     Common stock, Class B, $0.01 par value, 2 shares
        Authorized, issued and outstanding ..............            --             --
     Preferred stock, $0.01 par value, 1,000,000 shares
        Authorized, no shares issued and outstanding ....            --             --
     Additional paid-in capital .........................       193,549        192,348
     Retained deficit ...................................       (43,937)       (34,524)
     Accumulated other comprehensive income (loss) ......         1,750         (1,415)
                                                              ---------      ---------
                                                                151,585        156,630
     Less:  Treasury stock, at cost (16,270 shares) .....          (384)          (384)
            Unearned compensation .......................        (3,588)        (3,386)
                                                              ---------      ---------
         TOTAL STOCKHOLDERS' EQUITY .....................       147,613        152,860
                                                              ---------      ---------

                                                              $ 331,661      $ 324,214
                                                              =========      =========



                        SEE NOTES TO FINANCIAL STATEMENTS

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   SIX MONTHS ENDED
                                                                ----------------------
                                                                 JULY 1,       JULY 2,
                                                                  2001          2000
                                                                --------      --------
                                                                    (IN THOUSANDS)

OPERATING ACTIVITIES
Net loss ..................................................     $ (9,413)     $ (3,653)
Adjustments to reconcile net loss to net cash provided by
   (used for) operating activities:
    Depreciation and amortization .........................        7,611         6,681
    Amortization of deferred income .......................       (3,516)       (7,636)
    Provision for bad debts ...............................          644          (196)
    Deferred income taxes .................................         (507)         (891)
    Provision for restricted stock compensation ...........          812           170
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable ............       (1,229)       18,690
    (Increase) decrease in inventories ....................      (17,730)        6,592
    Decrease (increase) in prepaid expenses and other
            current assets ................................        1,036        (2,498)
    Increase in deposits and other noncurrent assets ......       (4,266)       (3,612)
    Decrease in accounts payable, accrued expenses,
       and other current liabilities ......................      (20,093)      (10,043)
    Decrease in deferred income ...........................       (2,017)       (1,384)
                                                                --------      --------
      NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES       (48,668)        2,220
                                                                --------      --------

INVESTING ACTIVITIES
    Purchase of property and equipment, net ...............       (3,031)       (2,518)
                                                                --------      --------
       NET CASH USED FOR INVESTING ACTIVITIES .............       (3,031)       (2,518)
                                                                --------      --------

FINANCING ACTIVITIES
    Net proceeds of revolving credit facility .............       41,485            --
    Proceeds from stock options exercised .................          189            --
                                                                --------      --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES ..........       41,674            --
                                                                --------      --------

    NET DECREASE IN CASH AND CASH EQUIVALENTS .............      (10,025)         (298)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......       15,535        15,038
                                                                --------      --------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD ............     $  5,510      $ 14,740
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

   o Full vesting of all 548,503 unvested shares of restricted common stock he holds. These shares of restricted common stock will vest on the earlier of
      (1) November 15, 2001 and (2) the closing of the Merger. However, these shares will not vest if Mr. Idol voluntarily terminates his employment or is terminated for cause prior to the earlier of (A) November 15, 2001 and
      (B) the closing of the Merger. Under a separate agreement between LVMH and Mr. Idol, LVMH has agreed that, if the Merger is not consummated by November 15, 2001, LVMH will purchase on that date Mr. Idol's shares of restricted common stock at a price of $4.875 per share in cash, for an aggregate purchase price of $2.7 million. If the Merger is consummated after November 15, 2001, Mr. Idol will be entitled to receive from LVMH or its affiliates, within five days of consummation, an amount per share equal to the difference between (1) the $10.75 per share Merger consideration and (2) the $4.875 per share previously paid to him, for an aggregate purchase price $5.9 million. This will result in Mr. Idol receiving the full $10.75 per share Merger consideration for his shares of restricted common stock, for total consideration of $5.9 million. The vesting of these shares will result in an acceleration of compensation expense related thereto. Accordingly, the Company will recognize $1.4 million and $0.8 million of compensation expense related to these shares during the third and fourth fiscal quarters of 2001, respectively. If the merger closes on a date earlier than November 15, the remaining portion of unearned compensation will be expensed on that day.

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
                                                     ========          ========

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

   Accrued expenses and other current liabilities are comprised of the following:



                                                          JULY 1,       DECEMBER 31,
                                                           2001            2000
                                                          -------       -----------
                                                              (IN THOUSANDS)

Accrued operating expenses .......................        $ 7,836        $13,169
Unearned revenues ................................          5,883          7,367
Accrued royalties ................................         12,084         12,920
Accrued compensation .............................          6,530         12,712
Accrued income taxes .............................             --          6,868
Accrued restructuring and other charges ..........            626            892
Accrued taxes other than income taxes ............          1,727          2,671
Other ............................................            624            902
                                                          -------        -------
                                                          $34,510        $57,501
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

   The proposed settlement contemplated in the memorandum of understanding is subject to a number of conditions, including consummation of the Merger, completion of confirmatory discovery by plaintiffs' counsel and final approval by the Delaware Court of Chancery. Counsel for the parties in the class actions filed in New York have stipulated to stay all proceedings in those actions and to be bound by the outcome of the class actions filed in Delaware. Accordingly, an order of the Delaware Court of Chancery approving the settlement will be binding on all of the class actions in New York and Delaware. If the Court approves the proposed settlement, plaintiffs' counsel intends to apply to the Court for an award of fees and expenses. Defendants have agreed not to oppose such an application in an aggregate amount not to exceed $925,000, to be paid by the Company or the Company's successor(s) in interest in the amount awarded by the Court. During the six month period ended July 1, 2001, the Company accrued this $925,000 settlement, as well as an asset of $425,000, representing expected proceeds from insurance coverage. The Company's insurance carriers have initially denied coverage on this settlement. The Company currently is in the process of disputing this decision. If the proposed settlement is not given final approval by the Court, and any subsequent negotiations with plaintiffs' counsel are not successful, the Company would expect to mount a vigorous defense to the class actions. The Company anticipates that the Merger will close prior to a hearing in the Delaware Court of Chancery on final approval of the proposed settlement and thus does not anticipate that the outcome of the settlement hearing would affect the consummation of the Merger or otherwise cause a delay in the Company stockholders' receipt of the Merger consideration. However, if, at any time, plaintiffs did seek any injunctive relief with respect to the Merger, the Company believes that any such application would be without merit and would oppose it vigorously. If the settlement is not approved, plaintiffs' could seek to unwind the Merger. Given the consequences of such an action to stockholders, however, courts have been reluctant to grant this type of relief.

RESTRUCTURING AND OTHER CHARGES

   For the six months ended July 1, 2001, the Company utilized approximately $0.3 million of reserves previously established in connection with its fiscal 1999 restructuring plan. The Company anticipates utilizing the remaining balance of its reserves during fiscal 2001.

   The balance of the fiscal 1999 restructuring and other charges are as follows:



                                             BALANCE AT         UTILIZED          BALANCE AT
                                             DECEMBER 31, -----------------------  JULY 1,
                                               2000          CASH      NONCASH       2001
                                             -----------  ----------------------- ----------
Restructure Charges
    Employee termination and severance
     costs .................................     $188         138          --        $ 50
    Writedown on long-lived assets..........       --          --          --          --
    Exit costs..............................       70          --          --          70
    Other ..................................        8          --          --           8
                                                 ----        ----        ----        ----
                                                 $266        $138        $ --        $128
                                                 ----        ----        ----        ----

Other Charges
    Writedown on long-lived assets..........       --          --          --          --
    Inventory markdowns....................        --          --          --          --
    Other ..................................      626         128          --         498
                                                 ----        ----        ----        ----
                                                  626         128          --         498
                                                 ----        ----        ----        ----
                                                 $892        $266        $ --        $626
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
                                              =======         =======        =======

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 -- SEGMENT INFORMATION

   Information related to the Company's reportable business segments are as follows:




                                      WHOLESALE         LICENSING        RETAIL         TOTAL
                                     ------------      ------------    -----------  ---------------
                                                             (IN THOUSANDS)
THREE MONTHS ENDED
JULY 1, 2001
------------
Net revenues from external
  Customers ....................     $  83,307         $  12,548     $  28,086      $ 123,941
Intersegment revenues ..........        12,225                --            --         12,225
Segment operating profit (loss)        (18,643)(a)         6,671        (6,476)       (18,448)(a)

THREE MONTHS ENDED
JULY 2, 2000
------------
Net revenues from external
  Customers ....................     $  80,795         $   9,254     $  30,464      $ 120,513
Intersegment revenues ..........        11,985                --            --         11,985
Segment operating profit (loss)        (12,922)            3,787        (2,516)       (11,651)

SIX MONTHS ENDED
JULY 1, 2001
------------
Net revenues from external
  Customers ....................     $ 216,528         $  26,561     $  53,898      $ 296,987
Intersegment revenues ..........        31,326                --            --         31,326
Segment operating profit (loss)        (15,449)(a)        14,515       (12,652)       (13,586)(a)
Segment assets .................       266,482             7,594        57,585        331,661

SIX MONTHS ENDED
JULY 2, 2000
------------
Net revenues from external
Customers ......................     $ 216,119         $  19,668     $  57,496      $ 293,283
Intersegment revenues ..........        28,874                --            --         28,874
Segment operating profit (loss)         (7,114)            8,296        (6,620)        (5,438)
Segment assets .................       226,584             4,920        50,238        281,742






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


   The Company's results of operations in the second and third quarters of fiscal 2001, having been affected by business and economic conditions, are below forecast and are expected to continue below forecast for the balance of the fiscal year. In August, 2001 the Company entered into an agreement with Gabrielle Studio, Inc. (an LVMH affiliate) pursuant to which Gabrielle Studio, Inc. agreed to defer until June 30, 2002 the payment of royalties owed by the Company for the second, third and fourth quarters of 2001. In August 2001, the Company amended its credit facility. The August 2001 credit facility amendment provides (i) that an event of default will occur on January 7, 2002 if the merger with LVMH has not occurred, (ii) for changes in the application of credit facility covenant calculations so as to exclude from such calculations, the royalty payments deferred by the above referenced agreement with Gabrielle Studio, Inc., together with certain unpaid severance and merger expenses, and (iii) that the Company must maintain a minimum of $20 million in availability under the credit facility from December 15, 2001 through the expiration of the credit facility. In October 2001, the Company further amended its credit facility. The October amendment, while waiving the need for the Company to meet certain financial covenants as of the end of the third quarter, also reduced the amount the Company can borrow under the facility to $102 million for the month of November 2001, $90 million for the period from December 1, 2001 through December 14, 2001 and $85 million thereafter. It also requires that the Company maintain a minimum credit availability of $4 million for the period from October 22, 2001 through October 31, 2001, $8 million for the period from November 1, 2001 through November 14, 2001, and $11 million for the period from November 15, 2001 through December 14, 2001, in addition to the $20 million requirement for the period subsequent to December 14, 2001 that was contained in the August amendment. In addition to the October 2001 and August 2001 credit facility amendments, in June 2001 the Company also amended its credit facility enabling the Company to borrow amounts in excess of its calculated borrowing base during the months of June, July and August 2001. The Company believes that its results of operations for the balance of the fiscal year will cause it to violate several year-end financial covenants of its most recently amended credit facility. The failure of the Merger with LVMH to close by January 7, 2002 will also cause an event of default under the credit agreement. The Company believes that the Merger will occur prior to January 7, 2002, and if not, that it will be required to amend its existing credit facility (which expires on May 1, 2003), or obtain an alternate source of long-term financing. However, there can be no assurances that an amended credit facility or any new financing will be available and, if available, that the terms will be as favorable as the existing terms in the current credit facility.

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

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


following LVMH's purchase of Gabrielle Studio Inc.; (iii) political and economic instability resulting from acts of terrorism or war that may disproportionately adversely affect luxury goods manufacturers and retailers;
(iv) the timing and expense associated with, and effects of, the strategic initiatives being implemented by the Company; (v) risks associated with the receipt, pricing, and timing of customer orders; (vi) general competitive factors and the overall financial condition of the apparel industry, the retail industry, and the general economy; (vii) timing of and costs associated with new stores openings and the Company's economic ability to continue to open new stores; (viii) risks associated with the Company's increasing royalty revenues as a percent of the Company's total revenues and net income and risks associated with a lack of operational or financial control over the Company's licensees; (ix) risks to the Company's existing wholesale businesses from the Company's licensing of related products; (x) a change in retailer or consumer acceptance of the Company's products; (xi) the variability of the Company's results in any period due to the seasonal nature of the business, the timing and level of the Company's sales, the timing of launch of new products and collections and opening of new doors, fashion trends, and the timing, terms, consummation, or success of any joint ventures, licenses, or other dispositions of product lines; (xii) consolidation and restructuring in the retail industry causing a decrease in the number of stores that sell the Company's products, or an increase in the ownership concentration within the retail industry; (xiii) social, political and economic risks to the Company's foreign operations and customers, including changes in foreign investment and trade policies and regulations of the host countries and of the United States; (xiv) changes in laws, regulations, and policies, including changes in accounting standards, that affect, or will affect, the Company in the United States and abroad; (xv) foreign currency fluctuations affecting the Company's results of operations and value of its foreign assets, the relative price at which the Company and foreign competitors sell their products in the same markets, and the Company's operating and manufacturing costs outside of the United States;
(xvi) shipment delays, depletion of inventory, and increased production costs resulting from disruption at any of the Company's facilities or other causes;
(xvii) changes in product mix to ones which are less profitable; (xviii) infringements of the Company's trademarks and other proprietary rights, imitations or diversions of the Company's products, or inability to obtain trademark protection outside the United States for one or more of the Company's marks; (xix) political or economic instability resulting in the disruption of trade from the countries in which the Company's contractors, suppliers, licensees, or customers are located, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes, and other charges on imports, significant fluctuations of the value of the dollar against foreign currencies, or restriction on transfer of funds; (xx) the inability of a contractor to deliver the Company's products in a timely manner thereby causing the Company to miss the delivery date requirements of its customers, which in turn could result in the cancellation of orders, refusal to accept deliveries, or a reduction in the selling price; or (xxi) the violation of labor or other laws by the Company, any independent manufacturer, or any licensee. The Company undertakes no obligation to publicly update or revise any forward-looking statements made herein or elsewhere whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

    10.1 Seventh Amendment, dated as of June 21, 2001, among The Donna Karan Company, The Donna Karan Company Store, G.P., Donna Karan Studio, and DK Footwear Partners, the financial institutions from time to time parties thereto as lenders, the financial institutions from time to time parties thereto as issuing banks, Citibank, N.A., as administrative agent, The Chase Manhattan Bank and Bank of America, N.A. (formerly known as Nationsbank, N.A.), as co-agents**

    10.2 Eighth Amendment, dated as of August 7, 2001, among The Donna Karan Company, The Donna Karan Company Store, G.P., Donna Karan Studio, and DK Footwear Partners, the financial institutions from time to time parties thereto as lenders, the financial institutions form time to time parties thereto as issuing banks, Citibank, N.A., as administrative agent, The Chase Manhattan Bank and Bank of America, N.A. (formerly known as Nationsbank, N.A.), as co-agents**

    10.3 Deferred Royalty Agreement, dated as of August 15, 2001, among LVMH Moet Hennessy Louis Vuitton Inc., Gabrielle Studio, Inc., Karma Acquisition, Inc., Donna Karan Studio, and Donna Karan International Inc.**

    10.4 Terms of Interim Employment of Guiseppe Brusone by Donna Karan International Inc.**

    10.5 Ninth Amendment, dated as of October 23, 2001, among The Donna Karan Company, The Donna Karan Company Store, G.P., Donna Karan Studio, and DK Footwear Partners, the financial institutions from time to time parties thereto as lenders, the financial institutions form time to time parties thereto as issuing banks, Citibank, N.A., as administrative agent, The Chase Manhattan Bank and Bank of America, N.A. (formerly known as Nationsbank, N.A.), as co-agents

-----------
** Previously filed.

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated April 2, 2001, relating to the Company's proposed Merger with LVMH. Included in such report were the Agreement and Plan of Merger, dated as of March 31, 2001, the Voting Agreement dated as of March 31, 2001, and the press release, datd as of April 2, 2001, announcing the execution of the Agreement and Plan of Merger.

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