Form 10-Q
period 2001-09-30
DONNA KARAN INTERNATIONAL INC
filed 2001-11-14
CIK 1012369

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                           --------------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                           --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

At November 9, 2001, the Registrant had 22,266,483 shares of Common Stock outstanding.*

*Does not include 18 shares of Class A Common Stock, par value $.01 per share, and two shares of Class B Common Stock, par value $.01 per share, outstanding as of such date.



================================================================================

                         DONNA KARAN INTERNATIONAL INC.

                                     INDEX


                                                                                                                  PAGE
PART I.       FINANCIAL INFORMATION

Item 1.    Financial Statements

           Statements of Operations and Comprehensive (Loss) Income
                Three months and nine months ended September 30, 2001 and October 1, 2000.............               3

           Balance Sheets--
                September 30, 2001 and December 31, 2000..............................................               4

           Statements of Cash Flows--
                Nine months ended September 30, 2001 and October 1, 2000..............................               5

           Notes to Financial Statements..............................................................               6

Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations.........................................              15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.................................              22


PART II.      OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...........................................................              22

                         DONNA KARAN INTERNATIONAL INC.

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         ------------------------------      ------------------------------
                                                         SEPTEMBER 30,      OCTOBER 1,       SEPTEMBER 30,       OCTOBER 1,
                                                             2001              2000              2001              2000
                                                         ------------      ------------      ------------      ------------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NET REVENUES .......................................     $    177,226      $    203,741      $    474,213      $    497,024
Cost of sales ......................................          123,302           131,093           338,666           336,073
                                                         ------------      ------------      ------------      ------------

GROSS PROFIT .......................................           53,924            72,648           135,547           160,951
Selling, general and administrative expenses .......           57,923            47,922           153,132           141,863
Restructuring credit ...............................               --                --                --              (200)
                                                         ------------      ------------      ------------      ------------

OPERATING (LOSS) INCOME ............................           (3,999)           24,726           (17,585)           19,288
Interest expense, net ..............................            1,264             1,032             3,109             1,785
                                                         ------------      ------------      ------------      ------------


(LOSS) INCOME BEFORE INCOME TAXES ..................           (5,263)           23,694           (20,694)           17,503
Income tax provision ...............................           48,454             9,714            42,436             7,176
                                                         ------------      ------------      ------------      ------------


NET (LOSS) INCOME ..................................          (53,717)           13,980           (63,130)           10,327
                                                         ------------      ------------      ------------      ------------

Other comprehensive (loss) income, before tax:
Foreign currency translation .......................                3               (12)               (7)             (139)
Unrealized loss on forward exchange contracts, net .           (7,461)               --            (4,286)               --
                                                         ------------      ------------      ------------      ------------

Other comprehensive loss, before tax ...............           (7,458)              (12)           (4,293)             (139)

Income tax benefit on other comprehensive income ...           (2,910)               --            (1,672)               --
                                                         ------------      ------------      ------------      ------------
Other comprehensive loss, net of tax ...............           (4,548)              (12)           (2,621)             (139)

COMPREHENSIVE (LOSS) INCOME ........................     $    (58,265)     $     13,968      $    (65,751)     $     10,188
                                                         ============      ============      ============      ============

   Net loss per common share:
     Basic .........................................     $      (2.48)     $       0.65      $      (2.92)     $       0.48
                                                         ============      ============      ============      ============
     Diluted .......................................     $      (2.48)     $       0.63      $      (2.92)     $       0.47
                                                         ============      ============      ============      ============

   Weighted average common shares outstanding:
     Basic .........................................       21,635,091        21,605,700        21,627,806        21,604,100
                                                         ============      ============      ============      ============

     Diluted .......................................       22,430,421        22,170,700        22,387,849        22,036,200
                                                         ============      ============      ============      ============



                        SEE NOTES TO FINANCIAL STATEMENTS

                         DONNA KARAN INTERNATIONAL INC.

                                 BALANCE SHEETS


                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2001           2000
                                                             ------------    -----------
                                                              (UNAUDITED)
                                                                   (IN THOUSANDS)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents ...........................     $   4,208      $  15,535
     Accounts receivable, net of allowances of $31,612
        and $36,178 respectively .........................        98,419         85,007
     Inventories .........................................       104,704         88,691
     Deferred income taxes ...............................            --         28,297
     Prepaid expenses and other current assets ...........        29,092         27,920
                                                               ---------      ---------
        TOTAL CURRENT ASSETS .............................       236,423        245,450
Property and equipment, net ..............................        38,928         38,987
Deferred income taxes ....................................            --         19,650
Deposits and other noncurrent assets .....................        22,518         20,127
                                                               ---------      ---------

                                                               $ 297,869      $ 324,214
                                                               =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable ....................................     $  69,419      $  76,956
     Accrued expenses and other current liabilities ......        49,614         57,501

     Borrowing under revolving line of credit ............        57,541             --

     Subordinated notes payable ..........................         8,209             --
                                                               ---------      ---------
        TOTAL CURRENT LIABILITIES ........................       184,783        134,457
                                                               ---------      ---------

Subordinated notes payable ...............................            --          8,209

Deferred income ..........................................        25,049         28,688

STOCKHOLDERS' EQUITY
     Common stock, $0.01 par value, 35,000,000 shares
        Authorized, issued and outstanding 22,266,483 and
        22,127,805 respectively ..........................           223            221
     Common stock Class A, $0.01 par value, 18 shares
        Authorized, issued and outstanding ...............            --             --
     Common stock, Class B, $0.01 par value, 2 shares
        Authorized, issued and outstanding ...............            --             --
     Preferred stock, $0.01 par value, 1,000,000 shares
        Authorized, no shares issued and outstanding .....            --             --
     Additional paid-in capital ..........................       193,549        192,348
     Retained deficit ....................................       (97,654)       (34,524)
     Accumulated other comprehensive income (loss) .......        (5,708)        (1,415)
                                                               ---------      ---------
                                                                  90,410        156,630
     Less:  Treasury stock, at cost (16,270 shares) ......          (384)          (384)
            Unearned compensation ........................        (1,989)        (3,386)
                                                               ---------      ---------
         TOTAL STOCKHOLDERS' EQUITY ......................        88,037        152,860
                                                               ---------      ---------
                                                               $ 297,869      $ 324,214
                                                               =========      =========

                        SEE NOTES TO FINANCIAL STATEMENTS

                         DONNA KARAN INTERNATIONAL INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   NINE MONTHS ENDED
                                                              -------------------------
                                                              SEPTEMBER 30,  OCTOBER 1,
                                                                  2001          2000
                                                              ----------      --------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
Net (loss) income .........................................     $(63,130)     $ 10,327
Adjustments to reconcile net (loss) income to net cash used
   for operating activities:
    Depreciation and amortization .........................       11,921        10,043
    Amortization of deferred income .......................       (6,055)      (10,458)
    Provision for bad debts ...............................          763          (119)
    Deferred income taxes .................................       47,947         2,190
    Provision for restricted stock compensation ...........        2,409           249
Changes in operating assets and liabilities:
    Increase in accounts receivable .......................      (12,846)      (22,596)
    (Increase) decrease in inventories ....................      (16,013)        9,520
    Increase in prepaid expenses and other
           current assets .................................       (2,501)       (3,989)
    Increase in deposits and other noncurrent assets ......       (8,017)       (5,637)
    (Decrease) increase in accounts payable, accrued
           expenses, and other current liabilities ........      (13,660)          876
    Decrease in deferred income ...........................       (3,639)       (4,287)
                                                                --------      --------
       NET CASH USED FOR OPERATING ACTIVITIES .............      (62,821)      (13,881)
                                                                --------      --------

INVESTING ACTIVITIES
    Purchase of property and equipment, net ...............       (6,236)       (3,825)
                                                                --------      --------
       NET CASH USED FOR INVESTING ACTIVITIES .............       (6,236)       (3,825)
                                                                --------      --------

FINANCING ACTIVITIES
    Net proceeds of revolving credit facility .............       57,541         9,460
    Proceeds from stock options exercised .................          189            --
                                                                --------      --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES ..........       57,730         9,460
                                                                --------      --------

    NET DECREASE IN CASH AND CASH EQUIVALENTS .............      (11,327)       (8,246)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......       15,535        15,038
                                                                --------      --------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD ............     $  4,208      $  6,792
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

         On December 18, 2000, the Company announced that it had received a proposal from a corporation owned by LVMH Moet Henessey Louis Vuitton Inc., a Delaware corporation ("LVMH") and a subsidiary of LVMH Moet Henessey Louis Vuitton, S.A., a French corporation, to enter into merger negotiations (the "LVMH Merger Offer") to acquire all of the outstanding shares of common stock of the Company for a price of $8.50 per share in cash. On April 2, 2001, the Company and LVMH announced that they had entered into an Agreement and Plan of Merger, dated as of March 31, 2001 (as amended, the "Merger Agreement"), which sets forth the terms and conditions of the proposed acquisition of the Company by LVMH. Pursuant to the Merger Agreement, an indirect subsidiary of LVMH will be merged with and into the Company (the "Merger") and the Company will survive the Merger as an indirect subsidiary of LVMH. The Merger Agreement provides that the stockholders of the Company will receive $10.75 in cash for each share of common stock of the Company. The Merger is subject to the approval of the stockholders of the Company and the satisfaction of other customary closing conditions, including the receipt of required regulatory approvals. The stockholders' meeting to vote on the approval and adoption of the Merger Agreement and the Merger is scheduled to be held on November 27, 2001. If stockholders' approve and adopt the Merger Agreement and the Merger, it is expected that the Merger will be completed as soon as practicable after the stockholders' meeting. Concurrently with the execution of the Merger Agreement, stockholders who collectively beneficially own approximately 46.8% of the Company's outstanding common stock entered into voting agreements with LVMH. Under the terms of these voting agreements, these stockholders have agreed to vote all shares of common stock, that they beneficially own, in favor of the adoption of the Merger Agreement and the approval of the Merger. In addition, these stockholders have also agreed, among other things, to vote against any other transaction the consummation of which could reasonably be expected to prevent or materially delay the Merger. During the three and nine month periods ended September 30, 2001, the Company incurred $8.2 million and $10.5 million, respectively, in expenses related to the LVMH Merger Offer, which have been classified as selling, general and administrative expenses. These amounts include for the three month period ended September 30, 2001, $6.3 million in severance and $1.2 million in accelerated restricted stock amortization, both related to the resignation of the Company's former chief executive officer (see "Recent Developments" below), $600,000 in legal and accounting fees, and $100,000 in other merger related expenses, and for the nine month period ended September 30, 2001, $6.3 million in severance and $1.2 million in accelerated restricted stock amortization, both related to the resignation of the Company's former chief executive officer, $1,928,000 in legal and accounting fees, a net $500,000 accrual related to the putative class action suits described below under "Commitments and Contingencies," $150,000 in special committee fees, a special bonus of $150,000 payable to an executive officer, and $272,000 in other merger related expenses.

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

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

RECENT DEVELOPMENTS

      The Company's results of operations in the second and third quarters of fiscal 2001, having been affected by business and economic conditions, are below forecast and are expected to continue below forecast for the balance of the fiscal year. In August 2001, the Company entered into an agreement with Gabrielle Studio, Inc. (an LVMH affiliate) pursuant to which Gabrielle Studio, Inc. agreed to defer until June 30, 2002 the payment of royalties owed by the Company for the second, third and fourth quarters of 2001. In August 2001, the Company also amended its credit facility. The August 2001 credit facility amendment provides (i) that an event of default will occur on January 7, 2002 if the Merger with LVMH has not occurred, (ii) for changes in the application of credit facility covenant calculations so as to exclude from such calculations, the royalty payments deferred by the above referenced agreement with Gabrielle Studio, Inc., together with certain unpaid severance and merger expenses, and
(iii) that the Company must maintain a minimum of $20 million in availability under the credit facility from December 15, 2001 through the expiration of the credit facility. In October 2001, the Company further amended its credit facility. The October amendment, while waiving the need for the Company to meet certain financial covenants as of the end of the third quarter, also reduced the amount the Company can borrow under the facility to $102 million for the month of November 2001, $90 million for the period from December 1, 2001 through December 14, 2001 and $85 million thereafter. It also requires that the Company maintain a minimum credit availability of $4 million for the period from October 22, 2001 through October 31, 2001, $8 million for the period from November 1, 2001 through November 14, 2001, and $11 million for the period from November 15, 2001 through December 14, 2001, in addition to the $20 million requirement for the period subsequent to December 14, 2001 that was contained in the August amendment. In addition to the October 2001 and August 2001 credit facility amendments, in June 2001 the Company also entered into an amendment of its credit facility which enabled the Company to borrow amounts in excess of its calculated borrowing base during the months of June, July and August 2001. The Company believes that its results of operations for the balance of the fiscal year will cause it to violate several year-end financial covenants of its most recently amended credit facility. The failure of the Merger with LVMH to close by January 7, 2002 will cause an event of default under the credit agreement. The Company believes that the Merger will occur prior to January 7, 2002, and if not, that it will be required to amend its existing credit facility (which expires May, 2003), or obtain an alternate source of long-term financing. However, there can be no assurances that an amended credit facility or any new financing will be available and, if available, that the terms will be as favorable as the existing terms in the current credit facility.

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

      Mr. Idol is entitled to receive the following payments and benefits in connection with his resignation, consistent with the intent of his employment agreement as amended:

o $6.3 million, consisting of (1) $5.1 million, which represents the sum of three times his current base salary plus three times his total bonus compensation for fiscal 2000, (2) a transaction bonus of $0.75 million and
      (3) $0.4 million, which represents his pro-rated performance bonus for fiscal 2001. These amounts are payable on the earlier of (A) November 15, 2001 and (B) the closing of the Merger, and have been expensed during the quarter ended September 30, 2001.

o Full vesting of all 548,503 unvested shares of restricted common stock he holds. These shares of restricted common stock will vest on the earlier of
      (1) November 15, 2001 and (2) the closing of the Merger. However, these shares will not vest if Mr. Idol voluntarily terminates his employment or is terminated for cause prior to the earlier of (A) November 15, 2001 and
      (B) the closing of the Merger. Under a separate agreement between LVMH

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

and Mr. Idol, LVMH has agreed that, if the Merger is not consummated by November 15, 2001, LVMH will purchase on that date Mr. Idol's shares of restricted common stock at a price of $4.875 per share in cash, for an aggregate purchase price of $2.7 million. If the Merger is consummated after November 15, 2001, Mr. Idol will be entitled to receive from LVMH or its affiliates, within five days of consummation, an amount per share equal to the difference between (1) the $10.75 per share Merger consideration and (2) the $4.875 per share previously paid to him, for an aggregate purchase price $5.9 million. This will result in Mr. Idol receiving the full $10.75 per share Merger consideration for his shares of restricted common stock, for total consideration of $5.9 million. The Company recognized $1.4 million of compensation expense related to these shares during the three month period ended September 30, 2001, and will recognize an additional $0.8 million during the fourth fiscal quarter of 2001.

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

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

      The Company enters into forward exchange contracts to hedge foreign currency denominated sales and inventory purchases, and the resulting accounts receivable and payable. Such forward exchange contracts are for periods consistent with the identified exposures. These contracts are effective hedges of these exposures, and are designated as dual-purpose hedges -- cash flow hedges until the anticipated transaction occurs, and fair value hedges until the related receivable or payable settles. As cash flow hedges, changes in the effective portion of the fair value of these forward contracts are included in other comprehensive income and recognized in revenues and cost of sales, as applicable, when the underlying hedged transaction occurs. Once the sale or inventory purchase occurs, gains and losses on the fair value hedge of the resulting asset or liability are recognized in other income and expense and are offset by gains and losses on the mark-to-market of the underlying receivable or payable. Foreign currency transactions that do not qualify as hedges are marked-to- market on a current basis with gains and losses recognized through income and reflected in operating expenses. In addition, any previously deferred gains and losses on hedges that are terminated prior to the transaction date are recognized in current income when the hedge is terminated. The contracts have varying maturities with none exceeding 24 months. Included in other comprehensive income is a net unrealized loss of $4.3 million related to forward contracts outstanding as of September 30, 2001.

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

      A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net (loss) income is as follows:

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                     ------------------------------     ------------------------------
                                                     SEPTEMBER 30,       OCTOBER 1,     SEPTEMBER 30,       OCTOBER 1,
                                                         2001              2000             2001              2000
                                                     ------------      ------------     ------------      ------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
Net (loss) income attributable to common stock .     $    (53,717)     $     13,980     $    (63,130)     $     10,327
                                                     ============      ============     ============      ============

DENOMINATOR:
Weighted average common shares outstanding -
   Basic .......................................       21,635,091        21,605,700       21,627,806        21,604,100
Effect of dilutive securities: stock options and
    Restricted stock ...........................          795,330           565,000          760,043           432,100
                                                     ------------      ------------     ------------      ------------

Weighted average common shares outstanding -
   Diluted .....................................       22,430,421        22,170,700       22,387,849        22,036,200
                                                     ============      ============     ============      ============
Basic EPS ......................................     $      (2.48)     $       0.65     $      (2.92)     $       0.48
                                                     ============      ============     ============      ============
Diluted EPS ....................................     $      (2.48)     $       0.63     $      (2.92)     $       0.47
                                                     ============      ============     ============      ============

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

INVENTORIES

      Inventory is stated at the lower of cost or market, with cost being determined on the first-in, first-out method.

      Inventories consist of the following:

                                                 SEPTEMBER 30,         DECEMBER 31,
                                                     2001                 2000
                                                   --------             --------
                                                          (IN THOUSANDS)

Raw materials ........................             $  4,881             $  3,522
Work in process ......................                3,379                3,920
Finished goods .......................               96,444               81,249
                                                   --------             --------
                                                   $104,704             $ 88,691
                                                   ========             ========

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

      Property and equipment consist of the following:

                                                   SEPTEMBER 30,      DECEMBER 31,
                                                       2001              2000
                                                   ------------       -----------
                                                          (IN THOUSANDS)

Machinery, equipment, and fixtures .........         $ 32,378          $ 29,688
Leasehold improvements .....................           66,905            63,359
                                                     --------          --------
                                                       99,283            93,047
Less accumulated depreciation ..............          (60,355)          (54,060)
                                                     --------          --------
                                                     $ 38,928          $ 38,987
                                                     ========          ========

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities are comprised of the following:

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      2001           2000
                                                  ------------    -----------
                                                        (IN THOUSANDS)
     Accrued operating expenses ............        $ 7,072        $10,769
     Unearned revenues .....................          4,865          7,367
     Accrued royalties .....................         20,816         12,920
     Accrued compensation ..................          5,625         12,712
     Accrued income taxes ..................             --          6,868
     Accrued merger related costs ..........          8,555          2,400
     Accrued restructuring and other charges            602            892
     Accrued taxes other than income taxes .          1,864          2,671
     Other .................................            215            902
                                                    -------        -------
                                                    $49,614        $57,501
                                                    =======        =======

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

      The proposed settlement contemplated in the memorandum of understanding is subject to a number of conditions, including consummation of the Merger, completion of confirmatory discovery by plaintiffs' counsel and final approval by the Delaware Court of Chancery. Counsel for the parties in the class actions filed in New York have stipulated to stay all proceedings in those actions and to be bound by the outcome of the class actions filed in Delaware. Accordingly, an order of the Delaware Court of Chancery approving the settlement will be binding on all of the class actions in New York and Delaware. If the Court approves the proposed settlement, plaintiffs' counsel intends to apply to the Court for an award of fees and expenses. Defendants have agreed not to oppose such an application in an aggregate amount not to exceed $925,000, to be paid by the Company or the Company's successor(s) in interest in the amount awarded by the Court. During the nine month period ended September 30, 2001, the Company accrued this $925,000 settlement, as well as an asset of $425,000, representing expected proceeds from insurance coverage. The Company's insurance carriers have initially denied coverage on this settlement. The Company currently is in the process of disputing this decision. If the proposed settlement is not given final approval by the Court, and any subsequent negotiations with plaintiffs' counsel are not successful, the Company would expect to mount a vigorous defense to the class actions. The Company anticipates that the Merger will close prior to a hearing in the Delaware Court of Chancery on final approval of the proposed settlement and thus does not anticipate that the outcome of the settlement hearing would affect the consummation of the Merger or otherwise cause a delay in the Company stockholders' receipt of the Merger consideration. However, if, at any time, plaintiffs did seek any injunctive relief with respect to the Merger, the Company believes that any such application would be without merit and would oppose it vigorously. If the settlement is not approved, plaintiffs' could seek to unwind the Merger. Given the consequences of such an action to stockholders, however, courts have been reluctant to grant this type of relief.

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

RESTRUCTURING AND OTHER CHARGES

      For the nine months ended September 30, 2001, the Company utilized approximately $0.3 million of reserves previously established in connection with its fiscal 1999 restructuring plan. The Company anticipates utilizing the remaining balance of its reserves during fiscal 2001.

      The balance of the fiscal 1999 restructuring and other charges are as follows:


                                              BALANCE AT          UTILIZED         BALANCE AT
                                              DECEMBER 31,   ------------------   SEPTEMBER 30,
                                                  2000        CASH     NONCASH        2001
                                                 ------     -------   --------       ------
Employee termination and severance costs .        $188        $159          --        $ 29
Writedown on long-lived assets ...........          --          --          --        $ --
Exit costs ...............................          70          --          --        $ 70
Other ....................................           8          --          --        $  8
                                                  ----        ----        ----        ----
                                                  $266        $159          --        $107
                                                  ----        ----        ----        ----

Other Charges
Writedown on long-lived ..................        $ --        $ --          --        $ --
Inventory markdowns ......................          --          --          --          --
Other ....................................         626         131          --         495
                                                  ----        ----        ----        ----
                                                  $626        $131          --        $495
                                                  ----        ----        ----        ----
                                                  $892        $290          --        $602
                                                  ====        ====        ====        ====

PROVISION FOR INCOME TAXES

      The provision for income taxes represents Federal, foreign, state and local income taxes. The effective income tax rate was 205.0% and 41.0% for the nine months ended September 30, 2001 and October 1, 2000, respectively. This rate reflects the effect of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

      Realization of the future tax benefits related to the deferred tax assets is dependent on many factors including the Company's ability to generate sufficient taxable income within the net operating loss carry forward period and potential limitations imposed by the Internal Revenue Code. A full valuation allowance of $48.4 million was recorded at September 30, 2001 based on current operating results and therefore management's assessment that it is more likely than not that all the net deferred tax assets will be not realized through future taxable earnings or implementation of tax planning strategies, if the Company were to continue as a stand-alone entity. However, the Company believes that the Merger will occur during fiscal 2001.

STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:


                                                             NINE MONTHS ENDED
                                                     ------------------------------
                                                     SEPTEMBER 30,       OCTOBER 1,
                                                        2001               2000
                                                     ------------        ----------
     CASH PAID FOR:                                          (IN THOUSANDS)
            Interest .....................             $2,873             $1,534
                                                       ======             ======
            Taxes ........................             $3,075             $5,458
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

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 -- COMPREHENSIVE (LOSS) INCOME

      Comprehensive (loss) income and its components, are as follows:


                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         ----------------------      ----------------------
                                                       September 30,   October 1,  September 30,   October 1,
                                                           2001          2000          2001          2000
                                                         --------      --------      --------      --------
NET (LOSS) INCOME ..................................     $(53,717)     $ 13,980      $(63,130)     $ 10,327
                                                         --------      --------      --------      --------

Other comprehensive (loss) income, before tax:
Foreign currency translation .......................            3           (12)           (7)         (139)
Unrealized loss on forward exchange contracts, net .       (7,461)           --        (4,286)           --
                                                         --------      --------      --------      --------
Other comprehensive loss, before tax ...............       (7,458)          (12)       (4,293)         (139)
Income tax benefit on other comprehensive income ...       (2,910)           --        (1,672)           --
                                                         --------      --------      --------      --------
Other comprehensive loss, net of tax ...............       (4,548)          (12)       (2,621)         (139)


COMPREHENSIVE (LOSS) INCOME ........................     $(58,265)     $ 13,968      $(65,751)     $ 10,188
                                                         ========      ========      ========      ========

      On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, a net unrealized loss on foreign currency forward contracts for the three and nine months ended September 30, 2001 of $4.6 million and $2.6 million, respectively, is included in other comprehensive income. The unrealized loss on forward exchange contracts included in other comprehensive income for the three and nine months ended September 30, 2001 is net of reclassification adjustments for realized gains on forward exchange contracts.

      Accumulated other comprehensive income (loss) is as follows:


                                               THREE MONTHS ENDED SEPTEMBER 30, 2001
                                               -------------------------------------
                                                                                TOTAL
                                                            UNREALIZED       ACCUMULATED
                                             FOREIGN       GAIN (LOSS) ON       OTHER
                                             CURRENCY         FORWARD       COMPREHENSIVE
                                            TRANSLATION      CONTRACTS       INCOME (LOSS)
                                            -----------    --------------   --------------
                                                          (IN THOUSANDS)
                 Beginning balance ...        $(1,425)        $ 3,175         $ 1,750
                 Current-period change              3          (7,461)         (7,458)
                                              -------         -------         -------
                 Ending balance ......        $(1,422)        $(4,286)        $(5,708)
                                              =======         =======         =======


                                               NINE MONTHS ENDED SEPTEMBER 30, 2001
                                               ------------------------------------
                                                                                TOTAL
                                                            UNREALIZED       ACCUMULATED
                                             FOREIGN       GAIN (LOSS) ON       OTHER
                                             CURRENCY         FORWARD       COMPREHENSIVE
                                            TRANSLATION      CONTRACTS       INCOME (LOSS)
                                            -----------    --------------   --------------
                                                          (IN THOUSANDS)
                 Beginning balance ...        $(1,415)        $    --         $(1,415)
                 Current-period change             (7)         (4,286)         (4,293)
                                              -------         -------         -------
                 Ending balance ......        $(1,422)        $(4,286)        $(5,708)
                                              =======         =======         =======

                         DONNA KARAN INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 -- SEGMENT INFORMATION

      Information related to the Company's reportable business segments are as follows:

                                     WHOLESALE          LICENSING        RETAIL           TOTAL
                                   ---------------     -----------    -----------    ---------------
                                                            (IN THOUSANDS)
THREE MONTHS ENDED
SEPTEMBER 30, 2001
------------------
Net revenues from external
  Customers ....................     $ 129,856         $  15,497     $  31,873      $ 177,226
Intersegment revenues ..........        24,509                --            --         24,509
Segment operating profit (loss)         (8,269)(a)         8,510        (4,240)        (3,999)(a)

THREE MONTHS ENDED
OCTOBER 1, 2000
------------------
Net revenues from external
  Customers ....................     $ 158,395         $  12,765     $  32,581      $ 203,741
Intersegment revenues ..........        23,600                --            --         23,600
Segment operating profit (loss)         19,596             6,142        (1,012)        24,726

NINE MONTHS ENDED
SEPTEMBER 30, 2001
------------------
Net revenues from external
  Customers ....................     $ 346,384         $  42,058     $  85,771      $ 474,213
Intersegment revenues ..........        55,835                --            --         55,835
Segment operating profit (loss)        (23,718)(a)        23,025       (16,892)       (17,585)(a)
Segment assets .................       221,020             9,878        66,971        297,869

NINE MONTHS ENDED
OCTOBER 1, 2000
------------------
Net revenues from external
Customers ......................     $ 374,514         $  32,433     $  90,077      $ 497,024
Intersegment revenues ..........        52,474                --            --         52,474
Segment operating profit (loss)         12,482            14,438        (7,632)        19,288
Segment assets .................       247,813             7,301        58,647        313,761


(a) Includes $8.2 million and $10.5 million in transaction costs related to the proposed LVMH Merger for the three and nine months ended September 30, 2001, respectively.

      Information related to the Company's geographic segments are as follows:


                           THREE MONTHS ENDED              NINE MONTHS ENDED
                      -----------------------------   -----------------------------
                      SEPTEMBER 30,     OCTOBER 1,    SEPTEMBER 30,     OCTOBER 1,
                          2001            2000            2001            2000
                      -------------     ----------    ------------      ----------
                                            (IN THOUSANDS)
Net revenues:
   United States        $101,744        $125,383        $285,303        $319,764
   Japan .......           6,176           6,996          17,862          16,001
   Other .......          69,306          71,362         171,048         161,259
                        --------        --------        --------        --------
                        $177,226        $203,741        $474,213        $497,024
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

RESULTS OF OPERATIONS

      The Company's business is comprised of wholesale, licensing, and retail activities. The Company utilizes a 52- or 53-week fiscal year ending on the Sunday nearest December 31. The following discussion provides information and analysis of the Company's results of operations for the three and nine months ended September 30, 2001 and October 1, 2000.

      The following tables set forth certain segment data:

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                        ---------------------------    -------------------------
                                        SEPTEMBER 30,    OCTOBER 1,    SEPTEMBER 30,  OCTOBER 1,
                                            2001           2000           2001           2000
                                          --------       --------       --------       --------
                                                             (IN MILLIONS)
Net revenues from external customers:
     By segments:
               Wholesale ............     $  129.9       $  158.4       $  346.4       $  374.5
               Licensing ............         15.4           12.7           42.0           32.4
               Retail ...............         31.9           32.6           85.8           90.1
                                          --------       --------       --------       --------
                                          $  177.2       $  203.7       $  474.2       $  497.0
                                          ========       ========       ========       ========

     By geographic area:
               United States ........     $  101.7       $  125.4       $  285.3       $  319.8
               Japan ................          6.2            7.0           17.9           16.0
               Other ................         69.3           71.3          171.0          161.2
                                          --------       --------       --------       --------
                                          $  177.2       $  203.7       $  474.2       $  497.0
                                          ========       ========       ========       ========

Segment operating (loss) profit:
               Wholesale ............     $   (8.3)      $   19.6       $  (23.7)      $   12.5
               Licensing ............          8.5            6.1           23.0           14.4
               Retail ...............         (4.2)          (1.0)         (16.9)          (7.6)
                                          --------       --------       --------       --------
                                          $   (4.0)(a)   $   24.7       $  (17.6)(a)   $   19.3
                                          ========       ========       ========       ========

(a) Includes $8.2 million and $10.5 million in transaction costs related to the proposed LVMH Merger for the three and nine months ended September 30, 2001, respectively.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following tables set forth certain condensed statement of income data:


                                                  THREE MONTHS ENDED                               NINE MONTHS ENDED
                                        ------------------------------------------    -------------------------------------------
                                          SEPTEMBER 30,              OCTOBER 1,           SEPTEMBER 30,           OCTOBER 1,
                                               2001                     2000                  2001                   2000
                                        -------------------     ------------------    ------------------      -------------------
                                                                         (DOLLARS IN MILLIONS)
Net revenues ......................     $  177.2      100.0%    $  203.7     100.0%   $  474.2      100.0%    $  497.0     100.0%
                                        ========                ========              ========                ========
Gross profit ......................         53.9       30.4         72.7      35.7       135.5       28.6        161.0      32.4
Selling, general and administrative
    Expenses ......................         57.9       32.7         48.0      23.5       153.1       32.3        141.9      28.5
Operating (loss) income ...........         (4.0)      (2.3)        24.7      12.1       (17.6)      (3.7)        19.3       3.9
Net (loss) income .................        (53.7)     (30.3)        14.0       6.9       (63.1)     (13.3)        10.3       2.1

THIRD QUARTER FISCAL 2001 COMPARED WITH THIRD QUARTER FISCAL 2000

   NET REVENUES       Net revenues for the three months ended September 30,
2001 decreased $26.5 million, or 13.0%, to $177.2 million as compared to net revenues of $203.7 million in the corresponding prior-year period. On an overall basis, the Company's revenues have been negatively impacted by the generally worsening economic conditions, which deteriorated further after the tragic events of September 11, 2001.

      Wholesale revenues for the three months ended September 30, 2001 decreased $28.5 million, or 18.0%, to $129.9 million as compared to $158.4 million in the corresponding prior-year period. The decrease was attributable to decreases in sales from the womens and menswear businesses, partially offset by an increase in the accessories business.

      Licensing revenues for the three months ended September 30, 2001 increased $2.7 million, or 21.4%, to $15.4 million as compared to $12.7 million in the corresponding prior-year period. The increase was primarily due to royalties from the Company's new regional license in Asia and growth in sales of certain other new and existing licensed products.

      Retail revenues for the three months ended September 30, 2001 decreased $0.7 million, or 2.2%, to $31.9 million as compared to $32.6 million in the corresponding prior-year period. The decrease was primarily attributable to a 14.0% overall decrease in outlet store sales, partially offset by a 19.1% overall increase in full-price retail store sales. Overall, comparable store sales decreased 6.9% from the corresponding prior-year period.

   GEOGRAPHIC
      Net revenues for the United States for the three months ended September 30, 2001 decreased $23.7 million, or 18.9%, to $101.7 million as compared to $125.4 million in the corresponding prior-year period. The decrease was primarily attributable to decreased wholesale revenues and, to a lesser extent, decreased retail revenues, partially offset by an increase in licensing revenues.

      Net revenues for Japan for the three months ended September 30, 2001 decreased $0.8 million, or 11.7%, to $6.2 million as compared to $7.0 million in the corresponding prior-year period. The decrease was primarily attributable to decreased wholesale revenues to Japan, partially offset by increased royalties from the Company's Japanese licensee.

      Net revenues for other geographic areas for the three months ended September 30, 2001 decreased $2.0 million, or 2.9%, to $69.3 million as compared to $71.3 million in the corresponding prior-year period. The decrease was primarily attributable to decreased wholesale revenues, partially offset by increased retail and licensing revenues.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   GROSS PROFIT
   Gross profit as a percentage of net revenues for the three months ended September 30, 2001 was 30.4%, as compared to 35.7% in the corresponding prior-year period. The decrease in gross profit primarily reflected lower margins in the wholesale and retail segments, partially offset by an increase in the higher margin licensing business. The decrease in both the wholesale and retail segments continued to be impacted by lower margins on the liquidation of prior and current seasons' inventory.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Selling, general and administrative expenses were $57.9 million, or 32.7% of net revenues for the three months ended September 30, 2001, as compared to $47.9 million, or 23.5% in the corresponding prior-year period. Included in these costs during the three months ended September 30, 2001, was $8.2 million in transaction costs related to the proposed LVMH Merger. Exclusive of these costs, selling, general and administrative expenses were $49.7 million or 28.1% of net revenues for the three months ended September 30, 2001. The increase was primarily a result of increased costs associated with the growth in the number of full-price free-standing retail stores, partially offset by lower selling and administrative expenses in the wholesale segment, as compared to the prior year.

   OPERATING (LOSS) INCOME
   Operating loss for the three months ended September 30, 2001 was $4.0 million as compared to operating income of $24.7 million in the corresponding prior-year period, a decrease of $28.7 million, or 116.2%. Included in the operating loss during the three months ended September 30, 2001, is $8.2 million in transaction costs related to the proposed LVMH Merger. Exclusive of these costs, operating income decreased $20.5 million, or 83.1%, to $4.2 million for the three months ended September 30, 2001. The decrease was attributable to decreased operating income in the wholesale segment and increased operating losses in the retail segment, both partially offset by increased operating profit in the licensing segment.

   INTEREST EXPENSE, NET
   Interest expense, net was $1.3 million for the three months ended September 30, 2001 as compared to $1.0 million for the corresponding prior-year period. The increase was primarily attributable to an increase in average borrowings offset by lower interest rates during the three months ended September 30, 2001, as compared to the corresponding prior-year period.

   PROVISION FOR INCOME TAXES
   The provision for income taxes represents Federal, foreign, state and local income taxes. The effective income tax rate was 921.0% and 41.0% for the three months ended September 30, 2001 and October 1, 2000, respectively. This rate reflects the effect of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

   Realization of the future tax benefits related to the deferred tax assets is dependent on many factors including the Company's ability to generate sufficient taxable income within the net operating loss carry forward period and potential limitations imposed by the Internal Revenue Code. A full valuation allowance of $48.4 million was recorded at September 30, 2001 based on current operating results and therefore management's assessment that it is more likely than not that all the net deferred tax assets will be not realized through future taxable earnings or implementation of tax planning strategies, if the Company were to continue as a stand-alone entity. However, the Company believes that the Merger will occur during fiscal 2001.

   NET (LOSS) INCOME
   Net loss for the three months ended September 30, 2001 was $53.7 million, as compared to net income of $14.0 million in the corresponding prior-year period, a decrease of $67.7 million, or 484.2%. Included in net loss during the three months ended September 30, 2001, was $5.0 million, net of income taxes, in transaction costs related to the proposed LVMH Merger. Exclusive of these costs, net income decreased $62.7 million, or 448.6%, to $48.7 million for the three months ended September 30, 2001. The decrease was primarily attributable to significantly lower net revenues in the Company's wholesale segment, decreased gross margins in the wholesale and retail segments and higher interest expense, partially offset by an increase in the higher margin licensing business. In addition, no income tax benefit was recognized, and an valuation allowance of $48.4 million on deferred tax assets was recorded during the three months ended September 30, 2001.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NINE MONTHS FISCAL 2001 COMPARED TO NINE MONTHS FISCAL 2000

   NET REVENUES
   Net revenues for the nine months ended September 30, 2001 decreased $22.8 million, or 4.6%, to $474.2 million as compared to net revenues of $497.0 million in the corresponding prior-year period.

   Wholesale revenues for the nine months ended September 30, 2001 decreased $28.1 million, or 7.5%, to $346.4 million as compared to $374.5 million in the corresponding prior-year period. The decrease was attributable to decreases in sales from the womens, menswear and accessories businesses, partially offset by an increase in sales from the international DKNY JEANS business.

   Licensing revenues for the nine months ended September 30, 2001 increased $9.6 million, or 29.7%, to $42.0 million as compared to $32.4 million in the corresponding prior-year period. The increase was primarily due to royalties from the Company's new regional license in Asia and growth in sales of certain other new and existing licensed products.

   Retail revenues for the nine months ended September 30, 2001 decreased $4.3 million, or 4.8%, to $85.8 million as compared to $90.1 million in the corresponding prior-year period. The decrease was primarily attributable to a 14.5% decrease in outlet store sales, partially offset by a 12.3% increase in full-priced retail store sales. Overall, comparable store sales decreased 9.4% from the corresponding prior-year period.

   GEOGRAPHIC
   Net revenues for the United States for the nine months ended September 30, 2001 decreased $34.5 million, or 10.8%, to $285.3 million as compared to $319.8 million in the corresponding prior-year period. The decrease was primarily attributable to decreased wholesale revenues and, to a lessor extent, decreased retail revenues, partially offset by an increase in licensing revenues.

   Net revenues for Japan for the nine months ended September 30, 2001 increased $1.9 million, or 11.6%, to $17.9 million as compared to $16.0 million in the corresponding prior-year period. The increase was attributable to both increased wholesale revenues to Japan and increased royalties from the Company's Japanese licensee.

   Net revenues for other geographic areas for the nine months ended September 30, 2001 increased $9.8 million, or 6.1%, to $171.0 million as compared to $161.2 million in the corresponding prior-year period. The increase was primarily attributable to increased wholesale and licensing revenues, and to a lesser extent, increased retail revenues.

   GROSS PROFIT
   Gross profit as a percentage of net revenues for the nine months ended September 30, 2001 was 28.6%, as compared to 32.4% for the corresponding prior-year period. In June 2000, the Company reversed $0.8 million of restructuring reserves classified in cost of sales, determined no longer to be necessary. Exclusive of the restructuring credit, gross profit as a percentage of net revenues for the nine months ended October 1, 2000 was 32.2%. The decrease in gross profit primarily reflected lower margins in the wholesale and retail segments, partially offset by an increase in the higher margin licensing business. The decrease in the wholesale segment was impacted by higher dilution, and both the wholesale and retail segments were impacted by lower margins on the liquidation of prior seasons inventory.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Selling, general and administrative expenses were $153.1 million, or 32.3% of net revenues for the nine months ended September 30, 2001, as compared to $141.9 million or 28.5% in the corresponding prior-year period. Included in these costs, during the nine months ended September 30, 2001, is $10.5 million in transaction costs related to the proposed LVMH Merger. Exclusive of these costs, selling, general and administrative expenses were $142.6 million or 30.1% of net revenues for the nine months ended September 30, 2001. The increase was primarily a result of increased costs associated with the growth in the number of full-price free-standing retail stores, partially offset by lower selling and administrative expenses in the wholesale segment, as compared to the prior year.

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   OPERATING (LOSS) INCOME
   Operating loss for the nine months ended September 30, 2001 was $17.6 million as compared to operating income of $19.3 million in the corresponding prior-year period, a decrease of $36.9 million, or 191.2%. Included in the operating loss during the nine months ended September 30, 2001, was $10.5 million in transaction costs related to the proposed LVMH Merger. Exclusive of these costs, operating income decreased $26.4 million, or 136.8%, to an operating loss of $7.1 million for the nine months ended September 30, 2001. The decrease was attributable to increased operating losses in the wholesale and retail segments, partially offset by increased operating profit in the licensing segment.

   INTEREST EXPENSE, NET
   Interest expense, net was $3.1 million for the nine months ended September 30, 2001 as compared to $1.8 million for the corresponding prior-year period. The increase was primarily attributable to an increase in average borrowings offset by lower interest rates during the nine months ended September 30, 2001, as compared to the corresponding prior-year period.

   PROVISION FOR INCOME TAXES
   The provision for income taxes represents Federal, foreign, state and local income taxes. The effective income tax rate was 205.0% and 41.0% for the nine months ended September 30, 2001 and October 1, 2000, respectively. This rate reflects the effect of state and local taxes, tax rates in certain foreign jurisdictions, and certain nondeductible expenses.

   Realization of the future tax benefits related to the deferred tax assets is dependent on many factors including the Company's ability to generate sufficient taxable income within the net operating loss carry forward period and potential limitations imposed by the Internal Revenue Code. A full valuation allowance of $48.4 million was recorded at September 30, 2001 based on current operating results and therefore management's assessment that it is more likely than not that all the net deferred tax assets will be not realized through future taxable earnings or implementation of tax planning strategies, if the Company were to continue as a stand-alone entity. However, the Company believes that the Merger will occur during fiscal 2001.

   NET (LOSS) INCOME
   Net loss for the nine months ended September 30, 2001 was $63.1 million, as compared to net income of $10.3 million in the corresponding prior-year period, a decrease of $73.4 million, or 711.3%. Included in net loss, during the nine months ended September 30, 2001, was $6.4 million, net of income taxes, in transaction costs related to the proposed LVMH Merger. Exclusive of these costs, net income decreased $67.0 million, or 649.4%, to a net loss of $56.7 million for the nine months ended September 30, 2001. The decrease was primarily attributable to lower net revenues and decreased gross margins in both the wholesale and retail segments and higher interest expense, partially offset by an increase in the higher margin licensing business. In addition, no income tax benefit was recognized, and an valuation allowance of $48.4 million on deferred tax assets was recorded during the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal sources of funds have historically been cash flow from operations and borrowings under its revolving credit facility. As more fully described below, in order to supplement the Company's historical source of funds, Gabrielle Studio, Inc. (an LVMH affiliate) has agreed to defer until June 30, 2002 the payment of royalties owed by the Company for the second, third and fourth quarters of 2001. The Company's principal need for funds is to finance working capital (principally inventory and receivables), capital expenditures (including the construction of new shop-in-shops, outlet and full-price free-standing retail stores), and investments in the start-up of new collections and the extension of existing collections. At September 30, 2001, the Company had cash and cash equivalents of $4.2 million, as compared to $6.8 million at October 1, 2000.

   The Company has a $150.0 million revolving credit facility (the "Facility"). The Facility is used for working capital requirements and general corporate purposes. At September 30, 2001, $57.6 million was outstanding under the Facility, as compared to $9.5 million outstanding at October 1, 2000.

   The Company's results of operations in the second and third quarters of fiscal 2001, having been affected by business and economic conditions, are below forecast and are expected to continue below forecast for the balance of the fiscal year. In August, 2001 the Company entered into an agreement with Gabrielle Studio, Inc. (an LVMH affiliate) pursuant to which Gabrielle Studio, Inc. agreed to defer until June 30, 2002 the payment of royalties owed by the Company for the second, third and fourth quarters of 2001. In August 2001, the Company amended its credit facility. The August 2001 credit facility amendment provides (i) that an event of default will occur on January 7, 2002 if the merger with LVMH has not

                         DONNA KARAN INTERNATIONAL INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

occurred, (ii) for changes in the application of credit facility covenant calculations so as to exclude from such calculations, the royalty payments deferred by the above referenced agreement with Gabrielle Studio, Inc., together with certain unpaid severance and merger expenses, and (iii) that the Company must maintain a minimum of $20 million in availability under the credit facility from December 15, 2001 through the expiration of the credit facility. In October 2001, the Company further amended its credit facility. The October amendment, while waiving need for the Company to meet certain financial covenants as of the end of the third quarter, also reduced the amount the Company can borrow under the facility to $102 million for the month of November 2001, $90 million for the period from December 1, 2001 through December 14, 2001 and $85 million thereafter. It also requires that the Company maintain a minimum credit availability of $4 million for the period from October 22, 2001 through October 31, 2001, $8 million for the period from November 1, 2001 though November 14, 2001, and $11 million for the period from November 15, 2001 through December 14, 2001, in addition to the $20 million requirement for the period subsequent to December 14, 2001 that was contained in the August amendment. In addition to the October 2001 and August 2001 credit facility amendments, in June 2001 the Company also entered into an amendment of its credit facility which enabled the Company to borrow amounts in excess of its calculated borrowing base during the months of June, July and August 2001. The Company believes that its results of operations for the balance of the fiscal year will cause it to violate several year-end financial covenants of its most recently amended credit facility. The failure of the Merger with LVMH to close by January 7, 2002 will cause an event of default under the credit agreement. The Company believes that the Merger will occur prior to January 7, 2002, and if not, that it will be required to amend its existing credit facility (which expires on May 1, 2003), or obtain an alternate source of long-term financing. However, there can be no assurances that an amended credit facility or any new financing will be available and, if available, that the terms will be as favorable as the existing terms in the current credit facility.

   Net cash used for operating activities was $62.8 million for the nine months ended September 30, 2001 as compared to $13.9 million in the corresponding prior-year period. The increase in net cash used by operating activities primarily reflects, an increase in the loss incurred by the Company, an increase in accounts receivable and inventory, and a greater decrease in accounts payable, accrued expenses and other current liabilities. Net cash used for investing activities increased $2.4 million for the nine months ended September 30, 2001 as compared to the corresponding prior-year period, primarily due to the Company's increased purchases of property and equipment in the current period. Financing activities primarily reflect borrowings under the Company's Facility. Net cash provided by financing activities for the nine months ended September 30, 2001 was $57.7 million, as compared to $9.5 million provided in the corresponding prior-year period. The increase in net cash provided by financing activities was due to greater amounts outstanding under the Company's Facility during the current period in order to finance higher levels of inventory, a decrease in accounts payable, accrued expenses and other current liabilities, as well as an increase in the loss incurred by the Company.

   As a matter of policy, the Company enters into forward exchange contracts with parties who are major international banks and financial institutions that have at least an "A" (or equivalent) credit rating. The Company's exposure to credit loss in the event of nonperformance by any of the counterparties is limited to only the recognized, but not realized, gains attributable to the contracts. Management believes risk of loss is remote and in any event would be immaterial. Costs associated with entering into such contracts have not been material to the Company's financial results. The Company's measured value-at-risk from holding such derivative instruments, using a variance co-variance model with a 95 percent confidence level, assuming normal market conditions at September 30, 2001 was approximately $4.4 million.

   Capital expenditures, primarily for leasehold improvements and leasehold improvements related to outlet and full-price free-standing retail stores, equipment, machinery, computers and office furniture, were approximately $6.2 million and $3.8 million for the nine months ended September 30, 2001 and October 1, 2000, respectively. As of November 1, 2001, the Company had outstanding commitments for additional capital expenditures during fiscal 2001 of approximately $0.5 million.

   The Company anticipates that it will be able to satisfy its ongoing operating cash requirements through the merger with LVMH with cash flow from operations, supplemented by borrowings under its Facility, the deferral by Gabrielle Studio Inc. of royalties due by the Company for the second, third and fourth quarters of 2001 and, from time to time, amounts received in connection with strategic transactions, including licensing arrangements. Events that may impact this include, but are not limited to, future events that may have the effect of reducing available cash balances (such as unexpected operating losses or increased capital or other expenditures), as well as future circumstances that might reduce or eliminate the availability of external financing.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

    None

(b) Reports on Form 8-K
The Company filed a Current Report on Form 8-K dated July 16, 2001, relating to the appointment of Giuseppe Brusone as Chief Executive Officer, succeeding John
D. Idol. Included in such report were a letter agreement between Mr. Idol and the Company, amending Mr. Idol's employment arrangements, a letter agreement between Mr. Idol and LVMH whereby LVMH agrees to purchase Mr. Idol's stock on November 15, 2001 if the merger has not theretofore been consummated, a letter agreement between LVMH, Gabrielle Studio, Inc., the Company and certain other parties related to deferred royalty payments, an amendment to the Agreement and Plan of Merger, dated as of July 13, 2001, and the press release, dated as of July 16, 2001, announcing the appointment of Mr. Brusone.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            DONNA KARAN INTERNATIONAL INC.
                                                      (Registrant)


Date: November 14, 2001                        By:   /s/ James G. Thompson
                                                  -------------------------
                                                  James G. Thompson
                                                  Senior Vice President -
                                                  Finance